Form 10-Q
period 2006-06-30
MSC-Medical Services CO
filed 2006-08-14
CIK 1357234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-132913

MSC–Medical Services Company

(Exact name of registrant as specified in its charter)

Florida	59-2997634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11764-1 Marco Beach Drive Jacksonville, FL	32224
(Address of principal executive offices)	(Zip Code)

(904) 646-0199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

The registrant has no securities registered pursuant to Sections 12(b) or 12(g). The registrant files periodic reports under the Securities Exchange Act of 1934 solely to comply with requirements under that certain Indenture related to its Senior Secured Floating Rate Notes due 2011. The Indenture and form of note are filed with the Securities and Exchange Commission as part of the registrant’s Registration Statement on Form S-4, amended as of May 17, 2006.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, $1.00 par value per share	100 shares

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q and the Registration Statement on Form S-4 amended May 17, 2006 and filed with the Securities and Exchange Commission (the “SEC”). These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•	Management’s expectation that gross profit as a percentage of net sales may be positively or adversely affected as a result of ongoing requests for proposals;

•	Management’s expectation that as the average wholesale price of pharmaceuticals move up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected;

•	Management’s expectation that tax benefits will be utilized through the reversal of deferred tax liabilities in future periods; and

•	Management’s expectation that current levels of operation and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under its senior secured revolving credit facility, will be sufficient to fund its operations, anticipated capital expenditures and required payments on its debt for at least the next 12 months.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company’s future results could be adversely affected by a variety of factors, including:

•	the Company’s dependence on sophisticated data processing software and hardware may impact business operations if they fail to operate properly or not as anticipated;

•	the Company’s net sales and operating results may fluctuate quarterly;

•	operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes;

•	the Company’s inability to obtain certain medical supplies and pharmaceuticals, due to vendor supply disruptions;

•	increasing competitive pricing pressures on its sales to company’s who are self-insured for workers’ compensation insurance and workers’ compensation provider groups;

•	government legislation or changes in government regulations that reduce workers’ compensation reimbursement rates that may have an adverse impact on the Company’s revenues in the Pharmaceutical and Medical Products and Services product lines;

•	the Company’s dependence on a limited number of large customers;

•	the Company’s ability to successfully restructure operations to remove operational and other costs associated with revenue declines due to the loss of a large customer;

•	the Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers;

•	continued consolidation within the healthcare industry may lead to increased competition;

•	the expansion of the multi-tiered pricing structure may place the Company at a competitive disadvantage;

•	the Company’s dependence on the availability of lower cost, multi-tiered pricing of products;

•	cost of goods sold may increase due to fuel surcharges from third parties;

•	the Company’s dependence on its ability to maintain good relations with customers and vendors;

•	the loss of any significant agreements or the renegotiation of terms and conditions of existing agreements;

•	the Company’s ability to hire and retain qualified sales representatives to continue its sales growth;

•	the Company’s ability to retain the services of senior management;

•	the Company’s failure to execute its business plan and strategies for growth;

•	the Company’s level of indebtedness, which may limit its ability to obtain financing in the future and may limit flexibility to react to market conditions;

•	tax legislative initiatives and potential interest and penalty exposure related to existing and future state sales tax audits;

•	litigation and liability exposure for existing and potential claims;

•	failure to maintain an effective system of internal controls may impact the Company’s ability to accurately report its financial results;

•	failure to comply with Federal and state regulations pertaining to physical security, record-keeping, and required reporting related to the purchase, sale, and distribution of controlled and legend drugs;

•	failure to comply with Federal and state regulations pertaining to filing claims for health care reimbursement or changes in the interpretation of those requirements;

•	willful circumvention of Federal and state regulations pertaining to filing claims for health care reimbursement by Company employees;

•	the adoption of new accounting pronouncements or Securities and Exchange Commission rules and regulations; and

•	the ongoing costs of complying with the provisions of Section 404 of the Sarbanes-Oxley Act.

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to under the heading “Risk Factors” of the Registration Statement on Form S-4 amended May 17, 2006 and filed with the SEC.

MSC-Medical Services Company

Condensed Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$4,038	$8,300
Accounts receivable, less allowance of $19,367 at June 30, 2006 and $17,889 at December 31, 2005	61,134	56,488
Income tax receivable	—	7,194
Other current assets	1,212	857
Deferred income taxes	9,486	8,058

Total current assets	75,870	80,897

Property and equipment, net of accumulated depreciation of $3,434 at June 30, 2006 and $1,873 at December 31, 2005	5,680	5,151
Intangible assets:
Goodwill	234,423	234,423
Trademarks	24,100	24,100
Customer relationships, net	52,675	55,125
Other Intangibles, net	41,890	43,773

Total intangible assets	353,088	357,421

Other assets:
Deferred debt issuance costs, net	5,282	5,815
Other	2,525	601

Total other assets	7,807	6,416

Total assets	$442,445	$449,885

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Balance Sheets—Continued

(Dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$16,620	$16,620
Accounts payable	12,506	10,631
Accrued expenses	38,281	36,300
Other current liabilities	3,856	12,918

Total current liabilities	71,263	76,469

Non-current liabilities:
Long-term debt	148,771	148,645
Deferred income taxes	33,624	33,950

Total non-current liabilities	182,395	182,595

Total liabilities	253,658	259,064
Stockholders’ equity:
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	214,181	213,525

Accumulated other comprehensive income	1,566	353
Accumulated deficit	(26,960)	(23,057)

Total stockholders’ equity	188,787	190,821

Total liabilities and stockholders’ equity	$442,445	$449,885

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,
	2006	2005
Net Revenue:
Pharmaceutical	$43,966	$39,776
Medical products & services	40,130	35,594

Total net revenue	84,096	75,370
Cost of Revenue:
Pharmaceutical	36,841	34,032
Medical products & services	30,112	27,956

Total cost of revenue	66,953	61,988

Gross profit	17,143	13,382

Operating expenses	11,230	7,649
Depreciation and amortization	3,004	2,698

Total expenses	14,234	10,347

Operating income	2,909	3,035
Interest expense	5,266	10,910

Loss before income tax benefit	(2,357)	(7,875)
Income tax benefit	885	3,048

Net loss	$(1,472)	$(4,827)

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Operations

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

(Dollars in thousands, except share data)

	Successor	Successor	Predecessor
	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended March 31, 2005
Net Revenue:
Pharmaceutical	$87,209	$39,776	$37,278
Medical products & services	76,568	35,594	37,782

Total net revenue	163,777	75,370	75,060
Cost of Revenue:
Pharmaceutical	73,097	34,032	31,606
Medical products & services	58,167	27,956	29,449

Total cost of revenue	131,264	61,988	61,055

Gross profit	32,513	13,382	14,005

Operating expenses	22,595	7,649	11,706
Transaction expenses	—	—	24,697
Depreciation and amortization	5,894	2,698	785

Total expenses	28,489	10,347	37,188

Operating income (loss)	4,024	3,035	(23,183)
Interest expense	10,275	11,410	969

Loss before income tax benefit	(6,251)	(8,375)	(24,152)
Income tax benefit	2,348	3,257	9,466

Net loss	$(3,903)	$(5,118)	$(14,686)

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

(Dollars in thousands)

	Successor	Successor	Predecessor
	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended March 31, 2005
Operating activities
Net loss	$(3,903)	$(5,118)	$(14,686)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,561	1,075	544
Amortization of intangibles	4,333	1,623	241
Amortization of debt issuance costs and debt discount	659	7,698	183
Provision for deferred income taxes	(1,754)	199	(12,313)
Provision for bad debts	4,089	1,068	637
Stock-based compensation	704	—	4,266

Changes in operating assets and liabilities:
Increase in accounts receivable	(8,735)	(9,344)	(4,264)
Decrease in inventories	23	145	52
(Increase) decrease in income tax receivable	7,194	(264)	—
(Increase) decrease in other current assets	(378)	(155)	210
Increase in other non-current assets	(711)	—	—
Increase (decrease) in accounts payable & accrued expenses	3,808	3,385	(1,471)
Increase (decrease) in transaction expenses	—	(24,697)	24,697
Increase (decrease) in deferred revenue	113	(79)	42
Increase (decrease) in income taxes payable	(372)	(3,341)	1,945

Net cash provided by (used in) operating activities	6,631	(27,805)	83
Investing Activities
Purchases of property and equipment	(2,090)	(1,111)	(364)
Payment to former owners	(8,803)	—	(4,500)
Payments in connection with business acquisition	—	(296,343)	—

Net cash used in investing activities	(10,893)	(297,454)	(4,864)
Financing activities
Proceeds from short-term debt	—	15,120	3,500
Proceeds from long-term debt	—	148,631	—
Repayment of short-term debt	—	(19,000)	—
Repayment of long-term debt	—	(17,000)	—
Debt issuance cost	—	(12,745)	—
Capital contribution from Parent company	—	210,253	—
Other	—	—	(9)

Net cash provided by financing activities	—	325,259	3,491

Net decrease in cash	(4,262)	—	(1,290)
Cash, beginning of period	8,300	—	1,290

Cash, end of period	$4,038	$—	$—

See notes to condensed financial statements.

MSC – Medical Services Company

June 30, 2006

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

1. Summary of Significant Accounting Policies

Description of Business

MSC – Medical Services Company (the “Company” or “MSC”) is a provider of healthcare products and services for the workers compensation industry in the United States. The Company provides workers compensation payors, such as insurers and third party administrators, with a quality alternative to the costly and time-consuming process of coordinating the logistics for the delivery of non-acute care needs to their claimants. MSC currently manages relationships with over 7,000 vendors, enabling it to provide over 20,000 healthcare products and services to workers compensation patients throughout the United States.

Basis of Presentation

The accompanying condensed unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC rules and regulations for interim reporting. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the interim periods reported are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in MSC-Medical Services Company’s Registration Statement on Form S-4 amended as of May 17, 2006 and filed with the SEC, which includes the audited financial statements for the year ended December 31, 2005.

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

On March 31, 2005, through a series of transactions, the Company was acquired (the “Acquisition”) by MCP-MSC Acquisition, Inc. (the “Parent”), a Delaware corporation formed by investment funds affiliated with Monitor Clipper Partners, LLC, certain other institutional investors and members of management. The total cost of the Acquisition was $369.0 million, including actual transaction fees, expenses and repayment of existing debt and a $0.4 million working capital adjustment paid in July 2005.

The funds necessary to complete the Acquisition (the “Financings”) were provided by (i) $9.0 million of borrowings under the $40.0 million senior secured revolving credit facility: (ii) $175.0 million of borrowings under a senior secured term loan facility; (iii) a $179.9 million aggregate cash equity investment by investment funds affiliated with Monitor Clipper Partners, LLC and certain other institutional investors; (iv) $4.7 million of rollover equity from certain members of the Company’s management; and (v) $0.4 million in Company cash balance for funding of the subsequent working capital adjustment.

The condensed balance sheet as of December 31, 2005, includes the acquisition of MSC-Medical Services Company by MCP-MSC Acquisition, Inc and is that of MSC (“Successor”). The condensed statements of operations and cash flows for the six months ended June 30, 2005, include those of MSC Acquisition, Inc. (“Predecessor”) for the period January 1, 2005 through March 31, 2005. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the financial statements.

Allowance for Doubtful Accounts

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts which is based upon management’s assessment of historical and expected collections and other collection indicators. The provision for bad debts includes reserves for specific high-collection risk customer accounts and reserves for other customer collection risks. Such reserves and estimation factors are reviewed and updated periodically as uncollectible accounts are deducted from the allowance, and subsequent recoveries are added.

Included in the allowance for doubtful accounts are provisions for sales allowances totaling $0.7 million at June 30, 2006 and $0.5 million at June 30, 2005.

Bad debt expense for the six months ended June 30, 2006 and 2005 was approximately $4.1 million and $1.7 million, respectively. The increase is a result of a change in the factor utilized to estimate future bad debt-expense based on current period billings to 2.5% of net revenues for the period ended June 30, 2006 versus 1.1% for the period ending June 30, 2005.

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

Recently Issued Accounting Standards

On March 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this Statement on January 1, 2006 (see Note 2 for the Company’s disclosure).

During the period ended June 30, 2006, FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, SFAS No. 156 Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 and FSP FIN 46(R)-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). The Company has completed its evaluation of the SFAS pronouncements and staff position and concluded that they do not impact the current financial reporting period.

In June 2006, FASB also issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements, as well as provides accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation. This Interpretation will be effective for fiscal years beginning after December 15, 2006. Early adoption is permitted, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company has not completed its evaluation of the impact of adopting this interpretation.

2. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of stock options granted during 2005 and after the Company adopted SFAS No. 123(R) were determined using a Black-Scholes-Merton valuation model.

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

In adopting SFAS No. 123(R), the Company did not modify the terms of any previously granted options.

The fair value of restricted shares is determined by the number of shares granted and the grant date fair value of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service period. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified equity-based compensation within operating expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The impact of the equity-based compensation is reflected in cash flow from operations on the Condensed Statement of Cash Flows.

The following table illustrates the impact of equity-based compensation expense on reported amounts:

	For Three Months Ended June 30, 2006		For Six Months Ended June 30, 2006
	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating income [1] [2]	$2,909	$(343)	$4,024	$(704)
Net (loss)	$1,472	$(214)	$(3,903)	$(440)

[1]	The total equity-based compensation expense includes gross employee stock option expense of approximately $0.3 million and $0.6 million, respectively, during the three and six months ended June 30, 2006. The expense related to stock options represents the unvested portion of previously granted stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption.
[2]	The total equity-based compensation expense includes gross restricted share expense of approximately $0.1 million for both the three and six months ended June 30, 2006.

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

Activity relative to the Company’s common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Fair Value ($ in 000’s)
Options outstanding at December 31, 2005	35,393,695	$1.35
Options granted – time vesting	2,090,911	$1.40
Options granted – performance vesting	1,045,455	$1.40
Options forfeited	(2,547,666)	$(1.17)
Options outstanding March 31, 2006	35,982,395	$1.39

Options granted – time vesting	220,000	$1.50
Options granted – performance vesting	110,000	$1.50
Options forfeited	(6,556,831)	$(1.50)

Options outstanding at June 30, 2006	29,755,564	$1.36	8.96	$9,046

Exercisable at June 30, 2006	8,942,278	$0.98	8.75	$4,997

Two-thirds of options granted vest over a three-year period, with an exercise price ranging from $1.00 to $3.00. The remaining one-third vest only upon change in control and also have exercise prices ranging from $1.00 to $3.00. Any portion of the stock options not then vested shall immediately vest. The 8.9 million vested shares at June 30, 2006 have exercise prices between $0.29 and $3.00.

The fair value of options granted during the six months ended June 30, 2006 was approximately $0.4 million and is expected to be expensed over a period of 36 months. The intrinsic value of the options outstanding at June 30, 2006 and December 31, 2005 was $2 million and $2.5 million, respectively. The decrease in intrinsic value resulted from forfeitures during the six months ended June 30, 2006.

The estimated fair value of each option granted after January 1, 2006 is calculated using the Black-Scholes option pricing model. The assumptions used for calculating fair value of grants issued during the six months ended June 30, 2006 varied in range as follows: expected life of 3.4 – 3.5 years, risk-free interest rate of 4.7% – 4.9%, expected volatility of 24.4% – 24.8% and no expected dividend yield.

An estimated expected life of 3.4 – 3.5 years before exercise was used for the June 30, 2006 and March 31, 2006 grants respectively. This estimate was based on the typical investment holding period of the shareholder with a controlling interest in MSC. A targeted holding period range of three to six years is cited in Monitor Clipper Equity Partners II, L.P. Private Placement

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

Memorandum at which time all shares would be expected to be vested and then exercised. Implicit in this assumption is that option-holders would not likely exercise before a transaction date as they would become the holders of minority interest shares subject to marketability discounts should they wish to sell their shares. The expected change in control will likely provide a liquidity event for option-holders.

In order to calculate volatility, the Company analyzed the publicly traded stock options of guideline companies with respect to implied volatility. Implied volatilities were calculated using an average of the 10-day trailing 720-day term to expiration on “at the money” options as of the valuation date. The Company relied exclusively on the median implied volatility as a proxy for expected volatility in the Black-Scholes model as the Company believes it provides the best indication of expected volatility over the expected lives of the options.

Activity relative to the Company’s restricted stock is as follows:

	Number of Shares	Fair value at grant date
Restricted shares outstanding at March 31, 2006	900,000	$.88
Restricted shares outstanding at June 30, 2006	900,000	$.88

	900,000	$.88

Exercisable at June 30, 2006	—	$—

Fair Value Disclosures — Prior to Adopting SFAS No. 123(R)

Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. Therefore, except for options exercised in connection with the Acquisition completed March 31, 2005, no compensation expense was recognized in net earnings, as all options granted had an exercise price greater than the market value of the underlying stock on the date of grant. There would be no effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to options granted under the Company’s stock option plan for the three months ended March 31, 2005. If the Company applied the fair value recognition provisions for the six months ended June 30, 2005, net earnings would have been reduced by approximately $0.3 million.

3. Comprehensive Income

Comprehensive income represents all changes in equity of the enterprise that results from recognized transactions and other economic events during the period. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

Company’s interest rate swap. The following table details the components of comprehensive (loss) for the periods presented.

	Three Months Ended		Six Months Ended
(in 000’s)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss	$(1,472)	$(4,827)	$(3,903)	$(19,804)
Other comprehensive (loss) income:
Unrealized gain on interest rate swap, net of tax	488	—	1,213	—

Comprehensive loss	$(984)	$(4,827)	$(2,690)	$(19,804)

4. Commitments and Contingencies

In conjunction with the sale of the Company in March 2005 an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the Buyer of the Company, MCP-MSC Acquisition, Inc., delivered to the Stockholder Representative for the Sellers an indemnification claim against the escrow balance. On June 15, 2006, the Stockholder Representative delivered to MCP-MSC Acquisition, Inc. a Dispute Notice disputing the entirety of the indemnification claim. Any recovery of funds in escrow will be accounted for as a reduction in purchase price.

5. Guarantor Financial Statements

The Company’s senior secured floating rate notes are guaranteed by the Parent (“Guarantor”) on a senior secured basis. The notes are the Company’s and the Guarantor’s senior secured obligation and will rank equally in right of payment with all of the Company’s and Guarantor’s existing and future unsubordinated indebtedness. The notes are effectively junior to the Company’s and Guarantor’s indebtedness under the Company’s senior secured revolving credit facility to the extent of the value of the assets securing such facility. The notes are secured by a second priority lien on substantially all of the Company’s and Guarantor’s existing and future assets, as well as capital stock. The senior secured revolving credit facility is secured by a first priority lien on all such assets.

The Company has not presented separate financial statements for the Guarantor because it has deemed that such financial statements would not provide investors with any material additional information. Included in the tables below are the consolidating balance sheet as of June 30, 2006 and December 31, 2005, the condensed consolidating statement of operations for the three months and six months ended June 30, 2006 and 2005 and statements of cash flows for the six months ended June 30, 2006 and 2005 of: (a) the Parent (Guarantor), (b) the Company, (c) elimination entries necessary to consolidate the Parent with the Company, and (d) the consolidated company, MCP–MSC Acquisition, Inc.

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Consolidating Balance Sheets

	June 30, 2006				December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Assets
Current assets:
Cash	$—	$4,038	$—	$4,038	$—	$8,300	$—	$8,300
Accounts receivable	—	61,134	—	61,134	—	56,488	—	56,488
Income tax receivable	—	—	—	—	—	7,194	—	7,194
Other current assets	—	1,212	—	1,212	—	857	—	857
Current deferred income taxes	1,910	9,486	—	11,396	1,058	8,058	—	9,116

Total current assets	1,910	75,870	—	77,780	1,058	80,897	—	81,955

Property and equipment	—	5,680	—	5,680	—	5,151	—	5,151

Intangible assets:
Goodwill	—	234,423	—	234,423	—	234,423	—	234,423
Trademarks	—	24,100	—	24,100	—	24,100	—	24,100
Customer relationships, net	—	52,675	—	52,675	—	55,125	—	55,125
Other intangibles, net	—	41,890	—	41,890	—	43,773	—	43,773

Total intangible assets	—	353,088	—	353,088	—	357,421	—	357,421

Other assets:
Investment in consolidated subsidiary	187,221	—	(187,221)	—	190,468	—	(190,468)	—
Deferred debt issuance costs, net	708	5,282	—	5,990	760	5,815	—	6,575
Other	—	2,525	—	2,525		601	—	601

Total other assets	187,929	7,807	—	8,515	191,228	6,416	—	7,176

Total Assets	$189,839	$442,445	$(187,221)	$445,063	$192,286	$449,885	$(190,468)	$451,703

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Consolidating Balance Sheets - Continued

	June 30, 2006				December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$16,620	$—	$16,620	$—	$16,620	$—	$16,620
Accounts payable	—	$12,506	—	12,506	—	$10,631	—	10,631
Accrued expenses	714	$38,281	—	38,995	712	$36,300	—	37,012
Other current liabilities	—	$3,856	—	3,856	—	$12,918	—	12,918

Total current liabilities	714	71,263	—	71,977	712	76,469	—	77,181

Non-current liabilities:
Long-term debt	33,878	148,771	—	182,649	31,664	148,645	—	180,309
Deferred income taxes		33,624	—	33,624	—	33,950	—	33,950

Total non-current liabilities	33,878	182,395	—	216,273	31,664	182,595	—	214,259

Total liabilities	34,592	253,658	—	288,250	32,376	259,064	—	291,440
Stockholders’ equity:
Common stock, $.001 par value, 225,000,000 shares authorized, 181,375,000 shares issued and outstanding	181	—	—	181	181	—	—	181
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—	—	—	—	—	—	—
Additional paid-in capital	185,128	214,181	(214,181)	185,128	184,470	213,525	(213,525)	184,470
Accumulated other comprehensive income	—	1,566	—	1,566	—	353	—	353
Accumulated deficit	(30,062)	(26,960)	26,960	(30,062)	(24,741)	(23,057)	23,057	(24,741)
Total stockholders’ equity	155,247	188,787	(187,221)	156,813	159,910	190,821	(190,468)	160,263

Total Liabilities and Stockholders’ Equity	$189,839	$442,445	$(187,221)	$445,063	$192,286	$449,885	$(190,468)	$451,703

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

	June 30, 2006				June 30, 2005
					Successor
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	84,096	$—	$84,096	$—	75,370	$—	$75,370
Cost of revenue	—	66,953	—	66,953	—	61,988	—	61,988

Gross profit	—	17,143	—	17,143	—	13,382	—	13,382
Operating expenses	—	11,230	—	11,230	—	7,649	—	7,649
Transaction expenses	—	—	—	—	—		—	—
Depreciation and amortization	—	3,004	—	3,004	—	2,698	—	2,698

Total expenses	—	14,234	—	14,234	—	10,347	—	10,347

Operating income (loss)	—	2,909	—	2,909	—	3,035	—	3,035
Equity in loss of consolidated subsidiary	(1,472)	—	1,472	—	(4,827)	—	4,827	—
Interest expense	1,134	5,266	—	6,400	587	10,910	—	11,497

Loss before income tax benefit	(2,606)	(2,357)	1,472	(3,491)	(5,414)	(7,875)	4,827	(8,462)
Income tax benefit	426	885	—	1,311	228	3,048	—	3,276

Net loss	$(2,180)	$(1,472)	$1,472	$(2,180)	$(5,186)	$(4,827)	$4,827	$(5,186)

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2006 and 2005

	June 30, 2006				June 30, 2005
					Successor
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	163,777	$—	$163,777	$—	75,370	$—	$75,370
Cost of revenue	—	131,264	—	131,264	—	61,988	—	61,988

Gross profit	—	32,513	—	32,513	—	13,382	—	13,382
Operating expenses	—	22,595	—	22,595	—	7,649	—	7,649
Transaction expenses	—	—	—	—	—		—	—
Depreciation and amortization	—	5,894	—	5,894	—	2,698	—	2,698

Total expenses	—	28,489	—	28,489	—	10,347	—	10,347

Operating income (loss)	—	4,024	—	4,024	—	3,035	—	3,035
Equity in loss of consolidated subsidiary	(3,903)	—	3,903	—	(5,118)	—	5,118	—
Interest expense	2,267	10,275	—	12,542	587	11,410	—	11,997

Loss before income tax benefit	(6,170)	(6,251)	3,903	(8,518)	(5,705)	(8,375)	5,118	(8,962)
Income tax benefit	851	2,348	—	3,199	228	3,257	—	3,485

Net loss	$(5,319)	$(3,903)	$3,903	$(5,319)	$(5,477)	$(5,118)	$5,118	$(5,477)

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

	June 30, 2006				June 30, 2005
					Successor
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Operating activities
Net loss	(5,319)	(3,903)	3,903	(5,319)	(5,477)	(5,118)	5,118	(5,477)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Equity in loss of consolidated subsidiary	3,903	—	(3,903)	—	5,118	—	(5,118)	—
Depreciation	—	1,561	—	1,561	—	1,075	—	1,075
Amortization of intangibles	—	4,333	—	4,333	—	1,623	—	1,623
Amortization of debt issuance costs and debt discount	129	659	—	788	41	7,698	—	7,739
Provision for deferred income taxes	(852)	(1,754)	—	(2,606)	(228)	199	—	(29)
Provision for bad debts	—	4,089	—	4,089	—	1,068	—	1,068
Stock-based compensation	—	704	—	704	—	—	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(8,735)	—	(8,735)	—	(9,344)	—	(9,344)
Decrease in inventories	—	23	—	23	—	145	—	145
(Increase) decrease in income tax receivable	—	7,194	—	7,194	—	(264)	—	(264)
Increase in other current assets	—	(378)	—	(378)	—	(155)	—	(155)
Increase in other non-current assets	—	(711)	—	(711)	—	—	—	—
Increase (decrease) in accounts payable
& accrued expenses	2,139	3,808	—	5,947	546	3,385		3,931
Decrease in transaction expense	—	—	—	—	—	(24,697)	—	(24,697)
Increase (decrease) in deferred revenue	—	113	—	113	—	(79)	—	(79)
Decrease in income taxes payable	—	(372)	—	(372)	—	(3,341)	—	(3,341)

Net cash provided by/(used) in operating activities	—	6,631	—	6,631	—	(27,805)	—	(27,805)

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

	June 30, 2006				June 30, 2005
					Successor
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Investing activities
Purchases of property and equipment	—	(2,090)	—	(2,090)	—	(1,111)	—	(1,111)
Payment to former owners	—	(8,803)	—	(8,803)	—	—	—	—
Payments in connection with business acquisition	—	—	—	—	181,375	(296,343)	—	(114,968)

Net cash provided by/(used) in investingactivities	—	(10,893)	—	(10,893)	181,375	(297,454)	—	(116,079)

Financing activities
Proceeds from short-term debt	—	—	—	—	—	15,120	—	15,120
Proceeds from long-term debt	—	—	—	—	—	148,631	—	148,631
Repayment of short-term debt	—	—	—	—	—	(19,000)	—	(19,000)
Repayment of long-term debt	—	—	—	—	—	(17,000)	—	(17,000)
Debt issuance cost	—	—	—	—	—	(12,745)	—	(12,745)
Capital contribution from Parent company	—	—	—	—	(181,375)	210,253	—	28,878
Other	—	—	—	—	—	—	—	—

Net cash provided by/(used) in financing activities	—	—	—	—	(181,375)	325,259	—	143,884

Net increase (decrease) in cash	—	(4,262)	—	(4,262)	—	—	—	—
Cash, beginning of period	—	8,300	—	8,300	—	—	—	—

Cash, end of period	$—	$4,038	$—	$4,038	$—	$—	$—	$—

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

6. Subsequent Event

On May 12, 2005, MCP-MSC Acquisition, Inc. (“HoldCo”), the parent company to MSC-Medical Services Company, issued 13.50% Senior Discount Notes due 2013 to Banc of America Securities LLC (“Banc of America”) in the principal amount at maturity of $38,732,000 (the “Notes”). The Notes were issued under the Indenture, dated as of May 12, 2005, between HoldCo and U.S. Bank National Association (“U.S. Bank”) as Trustee. On August 8, 2006, MCP-MSC Investment LLC (“MCP-MSC”) purchased the Notes for $25,000,000 from Banc of America. MCP-MSC was formed by Monitor Clipper Equity Partners II, L.P. and Monitor Clipper Equity Partners (NQP) II, L.P., the primary stockholders of HoldCo, as a special-purpose limited liability company for the purpose of purchasing and holding the Notes. A First Supplemental Indenture between HoldCo and U.S. Bank was also signed on August 8, 2006 to amend certain calculations contained in the Indenture to reflect this purchase.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements and the notes to those financial statements included in the Company’s Registration Statement on Form S-4 amended as of May 17, 2006 as filed with the SEC. In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described under the heading “Forward Looking Statements” of this Form 10-Q and under the heading “Risk Factors” of the Registration Statement on Form S-4 amended as of May 17, 2006.

Overview

The Company is the second largest procurement provider, based on its knowledge of the industry, of health care products and services to workers’ compensation payors in the United States. The Company coordinates the delivery of these products and services from its vendor network to workers’ compensation patients on behalf of its customers, which include payors such as insurers and third party administrators.

Workers’ compensation legislation in the United States generally requires employers to fund the total cost of an employee’s medical treatment, lost wages and other costs associated with a work-related injury or illness. Employers are generally required to provide coverage of costs with no co-payment or deductible from the ill or injured employee, and there is typically no lifetime limit on medical expenses. Workers’ compensation programs vary across jurisdictions; each state separately determines the level of wage replacement that must be paid and the level of medical care to be provided.

Factors affecting our financial results

Revenue. Revenue consists of amounts charged to customers for the products and services the Company provides. Overall, revenue is affected by the size of the workers’ compensation market for pharmaceutical and medical products and services, federal and state fee schedules mandating maximum billable amounts, the extent of outsourcing in the industry and any market share changes resulting from shifts with existing customers and new customer wins. These factors combine to affect the number of patients served and revenue per patient.

The Company has identified two distinct product lines consisting of Pharmaceutical products, comprised primarily of prescription medication, and Medical Products and Services which describes all other components of revenue. In the Company’s Pharmaceuticals product line, revenue per patient reflects costs of new and existing medications, drug prescribing patterns and drug utilization controls, for example, generic substitution. In the Company’s Medical Products and Services product line, revenue per patient is largely driven by the nature and quantity of products and services used by patients and the prices the Company is able to charge its customers for the provision of such products and services.

The Company operates in a competitive market place where revenue may be affected by the competitive bidding process among other service providers. In addition, the Company’s customers may also periodically engage in formal requests for proposals (“RFP”) on non-contracted, as well as contracted business. The Company may decide to offer reduced pricing in certain situations given the overall economics of the proposed business identified in the RFP and the competitive environment.

Cost of Revenue. Cost of revenue consists of payments to vendors for delivery of products and services, customer service representative costs, inventory carrying costs and shipping costs. In the Company’s Pharmaceuticals product line, cost of revenue also includes credits for vendor rebates, as well as costs related to other service providers (e.g. its retail card distributor). The Company negotiates prices for the provision of services and products with vendors in its network. In many cases, prices are pre-negotiated under a contract or pre-agreed price list with vendors. Prior to procuring products or services, the Company typically obtains written or verbal authorization and pricing approval from customers to minimize reimbursement risk. The Company also typically finalizes the cost of products and services with its vendors before delivery.

Gross Profit. Gross profit reflects the differential between the price at which the Company sells its products and services and the cost of revenue. Margins are positively affected when the Company negotiates lower prices from its vendors without a change in pricing to customers. Conversely, margins are negatively affected when the Company lowers prices charged to customers without receiving a reduction in pricing from vendors. Examples of this include customer negotiations where the Company agrees to lower prices, and certain legislative changes which result in a decrease in pharmaceutical prices that can be charged. The growth in revenue from the Pharmaceuticals product line (which has lower margins) relative to Medical Products and Services product line revenues has historically lowered the Company’s overall margins; however, this impact on margins has been partially offset by the negotiation of discounts with vendors. Fluctuations in revenue or the cost of revenue do not necessarily result in corresponding changes in gross profit margins. For example, in the Pharmaceuticals product line, the price at which the Company is able to procure pharmaceuticals and the prices that it charges customers are frequently tied to a common measurement, such as average wholesale price (“AWP”). As the benchmark moves up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected. Recently, the proportion of generic drugs dispensed has increased. This has generally reduced revenue while improving overall gross margins.

Significant customers. For the six months ended June 30, 2006, our largest customer accounted for approximately 16% of our billings for the period versus 19% for the year ended December 31, 2005. Only one other customer accounted for more than 9% and 8%, respectively for the six months ended June 30, 2006 and for the year ended December 31, 2005. Billings to the Company’s top ten customers increased for the six month period ended June 30, 2006 and represented 48% of total billings for this period versus 47% for the year ended December 31, 2005.

The Company is currently participating in RFP processes with new customers, as well as some of its existing customers regarding new business or portions of their existing business with the Company. The outcome of these RFP’s could have a positive or adverse impact on the Company’s future revenues and operating income.

Operating Expenses. Operating expenses include cash compensation, as well as non-cash compensation associated with stock compensation, other costs associated with our sales force and general and administrative expenses, including expenses related to information technology, accounting, human resources, travel, professional fees, corporate overhead and bad debt expenses.

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to June 30, 2005.

Total Revenue

For the three months ended June 30, 2006 net revenue increased $8.7 million, or 11.6% to $84.1 million from $75.4 million for the same period in 2005. The components of this increase in total revenue are increases in Pharmaceutical revenues and Medical Products and Services revenues for the three month period ended June 30, 2006 versus the same period in 2005. These increases result from the roll out and ramp up of Pharmaceutical services to new customers in the second half of 2005 and increased orders in our Medical Products and Services product line.

Net revenue increased by $13.4 million, or 8.9%, to $163.8 million for the six months ended June 30, 2006 from $150.4 million for the comparable period in 2005. This revenue growth was driven primarily by increases in the Company’s Pharmaceutical revenues which increased 13.2% period over period and Medical Products and Services revenues which increased 4.3% period over period.

There was sequential growth in revenue from first quarter 2006 to second quarter 2006 of $4.4 million, or 6% driven primarily by a $3.7 million, or 10.1% increase in the Company’s Medical Products and Services business and $0.7 million, or 1.7% increase in the Company’s Pharmaceutical line.

The Company also experienced sequential growth in its average revenue per day of $0.1 million, or 8.3% to $1.3 million in the second quarter of 2006, up from $1.2 million in the first quarter of 2006.

During the three and six months ended June 30, 2006, the Company served 8.3% and 11.3% more individual patients, respectively, compared to the same periods in 2005. In spite of the increase in patients served for the three and six month periods ended June 30, 2006, due to a change in the components of revenue, total revenue per patient decreased 2.1% to $1,190 for the six months ended June 30, 2006 from $1,216 for the comparable period in 2005. This decline is a result of several factors including a shift in product mix within the Medical Products and Services lines as described below, as well as pricing concessions in certain of the Company’s product lines, primarily Pharmaceutical products. The Company estimates the affect of pricing concessions on total revenue for the six months ended June 30, 2006 to be approximately $1.5 million. Adjusting total revenue for these concessions would have resulted in revenue per patient of $1,201 for the six month period ended June 30, 2006. The remaining decline in revenue per patient can be attributed to a shift in product mix in the Medical Products and Services line, as well as the planned reduction in specific products that are typically higher revenue, lower quantity and lower margin. The results of the planned reduction yielded a 1.5% increase in gross margin on this product line in the six months ended June 30, 2006 versus the same period in 2005, as well as the second quarter of 2006 versus the first quarter of 2006.

Pharmaceutical Revenue

Revenue from the Pharmaceutical product line of $44 million and $87.2 million for the three and six month periods ended June 30, 2006, respectively, represented an increase of $4.2 million and $10.2 million, or 10.5% and 13.2%, respectively, over the same periods ended June 30, 2005. Pharmaceutical revenues from the Company’s Retail Pharmacy Services (“Retail Services”) showed the largest increase at 13.8% and 17.1%, or $5 million and $11.9 million, respectively, for the three and six months ended June 30, 2006 versus the same periods in 2005. These increases were offset by declines in revenues from the Company’s Mail Order Pharmacy Services (“Mail Order Services”) of 21.4% and 23.2%, or $0.7 million and $1.7 million for the three and six month periods ended June 30, 2006, respectively, versus the same periods in 2005. The increase in Retail Services revenue period over period for the three and six month periods ended June 30, 2006 and 2005 is due primarily to new customer wins while the decline in Mail Order Services revenues period over period was due primarily to a) attrition of long-term mail order patients who have been in the mail order program since the inception of our Pharmaceutical services, and b) improved screening practices designed to better identify mail order candidates versus using mail order as the default when adding a new patient.

Pharmaceutical revenues showed sequential growth from the first quarter of 2006, an increase of $0.7 million, or 1.7% from first quarter revenue of $43.2 million. This increase is a result of the formalization of relationships with certain customers which resulted in increased penetration of approximately $0.5 million in addition to ongoing sales efforts targeting new customers.

Total prescription fills increased by 123,000 fills, or 18.3% for the six month period ended June 30, 2006 versus 2005 due to new customers added, especially during the second half of 2005, that have now been fully integrated. Total fills increased 13,000 fills for the three months ended June 30, 2006 versus the three months ended March 31, 2006. The growth in prescription fills contributed approximately $14.1 million of additional revenue over the six month period ended June 30, 2006, offset by approximately $3.7 million in revenue decline due to a shift in product mix from brand to generic and approximately $0.2 million in revenue decline due to various pricing effects, e.g. AWP, state fee schedules and pricing concessions. Generic prescription fills represented the largest increase in fills for the three and six month periods ended June 30, 2006 from the comparable periods in 2005. Average generic fills as a percent of total fills increased 3.5% for the six month period ended June 30, 2006.

The Company’s Pharmaceutical product line experienced a 22.6% increase in total patients served in the six month period ended June 30, 2006 versus the same period ended in 2005. The

Company also experienced a 24.9% increase in generic fills versus a 7.3% increase in branded fills. Taking into consideration the average revenue per generic fill for the six months ended June 30, 2006 was 67.4% less than the average revenue for brand fills, this combination of an increase in the number of patients served and a shift to a proportionately higher consumption of generic versus branded pharmaceuticals, resulted in a decrease in overall revenue per patient period over period. The shift to generic fills is due primarily to industry-wide carrier initiatives that specify a generic fill if available.

Medical Products and Services

Revenue from the Medical Products and Services product line increased $4.5 million and $3.2 million, or 12.7% and 4.3%, to $40.1 million and $76.6 million from $35.6 million and $73.4 million for the respective three and six month periods ended June 30, 2006 and 2005. Medical Services reflects the largest three and six month period over period increase in revenue of 30.5% and 15.5%, or $3.6 million and $3.9 million, respectively, due principally to increased billings per order and volume of orders in transportation and our home health care divisions. For the three months ended June 30, 2006 there was a $.9 million, or 3.9%, increase in Medical Products revenue versus the comparable period in 2005. This increase is due principally to order volume increases in supplies, durable medical equipment and orthotics for the three month period over period. These increases were mitigated by a six month ended June 30, 2006 versus 2005 period over period decline in Medical Products of 1.5% or $0.7 million due to planned reduction principally in the second half of fiscal 2005 in certain medical device product categories due to profitability considerations.

During the three and six months ended June 30, 2006, the Company’s total orders for Medical Products and Services increased by 14,000 and 4,000, respectively, versus the three and six months ended June 30, 2005. Based on the planned reduction of certain products as discussed earlier, there was a shift in the product mix and increase in orders for product lines with moderate revenue but higher margins such as durable medical equipment, electrotherapy and transportation. The increases in these lines are primarily a result of an increased focus on quality and business process for our more service intensive and higher dollar volume product lines.

Cost of Revenue. For the three and six months ended June 30, 2006, cost of revenue increased by $5.0 million and $8.2 million, or 8% and 6.7%, respectively, over the same periods ended in 2005. Cost of revenue, as a percentage of revenue, was 79.6% and 80.1% for the three and six month period ended June 30, 2006, respectively, a decrease of 2.6% and 1.7% from 82.2% and 81.8%, respectively, for the same three and six month periods ended June 30, 2005. The decrease as a percentage of revenue was due to savings achieved from productivity gains of internal operating costs through automation and outsourcing of certain functions, as well as negotiation of improved costs with certain of our key pharmaceutical services suppliers and increased purchasing from our best price vendors in certain of our Medical Products lines.

Pharmaceutical cost of revenue increased $2.8 and $7.5 million, or 8.2% and 11.4% for the three and six month periods ended June 30, 2006, respectively, compared to the same periods ended in 2005. The increases are a result of increases in the total number of prescription fills for the three and six month periods and an increase in the Company’s cost per fill for branded drugs which increased 6.5%, for the six months ended June 30, 2006 from the comparable period in 2005. Generic cost per fill, however, decreased by less than 1% for the six months ended June 30, 2006 from the comparable period in 2005. The full effect of the increased cost per branded fill was mitigated by pricing concessions from selected vendors and a shift from branded to less expensive generic pharmaceuticals.

Medical Products and Services cost of revenue increased $2.1 million and $0.7 million or 7.7% and 1.3%, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods ended 2005. This increase, as it relates to the increase in Medical Products and Services revenue, is primarily a result of a product mix shift within this line, as discussed above, and evidenced by improvements in Medical Products and Services gross margin for the three and six month periods ended June 30, 2006 versus 2005. Medical Products and Services cost of revenue, as a percentage of that same revenue, was 75.0% and 76.0%, respectively, for the three and six month periods ended June 30, 2006, a decrease of 3.5 % and 2.2%, respectively, from the comparable three and six month periods in 2005, resulting primarily from the Company’s efforts to increase margins through various cost improvement initiatives, such as the de-emphasis of the dynasplint product line. See “Revenue” related to Medical Products and Services discussed above.

Operating Expenses. For the three and six month periods ended June 30, 2006, operating expenses increased $3.6 million and $3.2 million, respectively versus the same three and six month periods of 2005. For the three and six month periods ended June 30, 2006, the Company incurred $0.3 million and $0.7 million, respectively, for non-cash stock compensation expense as a result of the implementation of SFAS No. 123(R) versus $4.3 million of non-cash stock compensation for the six months ended June 30, 2005 associated with the Acquisition and no expense for the three month period ended June 30, 2005. The Company incurred $1 million and $1.9 million of increases, respectively, for the three and six month periods ended June 30, 2006 versus the same periods in 2005 related to salaries and wages. These increases were comprised of approximately $0.2 and $0.3 million of information technology contract labor net of capitalized salary amounts, approximately $0.4 and $1 million relating to increased head count and the addition of key management positions and approximately $0.4 and $0.6 million related to annual salary increases, respectively, for the three and six month periods ended June 30, 2006 versus 2005.

Bad debt expense increased $1 million and $2.9 million in the three and six months ended June 30, 2006 versus the same periods ended 2005. This increase is due primarily to the change in the estimation factor for anticipated future losses from 0.85% for the first quarter of 2005 and 1.4% in the second quarter of 2005 to 2.5% of net sales for the current six months of 2006 as well as the increase in revenues for the three and six month period over period. The estimation factor increased as a result of analysis performed during the third quarter of 2005 that indicated the factor being used at the time was not sufficient to address the collection risk of the Company’s portfolio of receivables.

Other increases for the six month period ended June 30, 2006 versus 2005 include $0.3 million related to other personnel expenses, $0.9 million of professional & consulting fees related to the S-4 filing, IT consulting and market research, and $0.8 million of sales tax expense.

For the three and six month periods ended June 30, 2006, operating expenses as a percent of net revenue were 13.3% and 13.8%, respectively, versus 10.2% and 12.8%, respectively, for the same three and six month periods in 2005. The Company incurred approximately $0.2 million and $0.5 million of costs, respectively, for the three and six month periods in 2006 related to the Company’s S-4 Registration Statement filed in 2006. Other charges in the three and six months ended June 30, 2006 not included in the same periods in 2005 include approximately $0.3 million and $0.6 million, respectively, of temporary contract labor related to collection efforts, $0.4 million and $0.8 million, respectively, of sales tax expenses and $0.4 million of employee severance costs, Chief Information Officer transition costs and other consulting fees in the six months ended June 30, 2006.

There was a sequential decrease of $0.1 million in operating expenses from the first quarter 2006 to the second quarter 2006 driven primarily by decreases in salaries, non-cash stock compensation expense as a result of forfeitures, payroll taxes and marketing expenses.

Transaction Expenses. Transaction expenses of $24.7 million for the six month period ended June 30, 2005 include expenses incurred by the selling shareholders upon sale of the Company on March 31, 2005. These expenses include a $7.3 million long-term incentive payment to a former employee pursuant to the terms of his employment contract, $7.1 million in fees to the former owner, $6.2 million in fees to the Company’s financial advisor, a $2.6 million long-term incentive payment to a former officer pursuant to the terms of his employment contract, $0.6 million in payments to employees, $0.6 million in legal expenses and $0.6 million in other fees and accounting-related expenses.

Depreciation and Amortization. For the three and six month period ended June 30, 2006, depreciation and amortization increased $0.3 million and $2.4 million, respectively, versus the same periods ended June 30, 2005. The increase in the three month period is a result of capitalizable projects started in late 2005 and completed in 2006 and the increase in the six month period is a result of amortizable intangible assets resulting from the Acquisition consummated on March 31, 2005.

Operating Income. For the three month period ended June 30, 2006, operating income decreased $0.1 million versus the same period in 2005, primarily due to the factors discussed above. During the six month period ended June 30, 2006, operating income increased $24.1 million to income of $4.0 million from a $20.1 million loss for the same period ended June 30, 2005. This increase is due principally to the effects of the transaction expenses of $24.7 million incurred in the first quarter of 2005.

Interest Expense. Interest expense decreased by $5.6 million and $2.1 million, respectively, for the three and six month period ended June 30, 2006. The decrease in interest expense in the three and six month periods is the result of capitalized debt issuance costs incurred in 2005 being written off in association with a refinancing under the Company’s Senior Secured Notes and Senior Secured Revolving Credit Facility associated with the permanent financing for the business purchase transaction.

Income Tax Benefit. For the three and six month periods ended June 30, 2006, the income tax benefit decreased $2.2 million and $10.4 million, respectively, from the same periods ended June 30, 2005. The June 30, 2005 income tax benefit was the result of a loss before income taxes arising from the costs associated with the business purchase transaction. If the 37.6% effective rate remains constant for the remainder of the year, it would reflect a 0.6% decrease from the effective tax rate at December 31, 2005 of 38.2%. The Company currently expects to be able to utilize the tax benefit through the reversal of deferred tax liabilities in future periods.

Liquidity and Capital Resources

Operating activities provided $6.6 million of cash for the six month period ended June 30, 2006 compared to a use of $27.7 million for the comparable period in 2005. The change in operating cash flows activities was due primarily to transaction expenses incurred in connection with the Acquisition in 2005 and receipt of income tax receivables in the six month period ended June 30, 2006 of approximately $8.0 million, offset by increases in operating cash flow investment in accounts receivable of $8.7 million for the six month period ended June 30, 2006 versus $13.6 million for the comparable period in June 30, 2005. Days sales outstanding for the period ended June 30, 2006 showed over a 15 day improvement versus the same period ended June 30, 2005.

For the three month period ended June 30, 2006, operating activities provided $9.1 million of operating cash flow, which is principally from income tax refunds associated with the filing of amended returns for prior years, as well as improvements in the rate of cash collections which mitigated the increase in accounts receivable from the 6% sequential growth in revenue from the first quarter 2006. Excluding the impact of the income tax receivable, the Company generated $0.3 million of operational cash flow during the three months ended June 30, 2006. Also during the three month period ended June 30, 2006, the Company experienced a $2.3 million increase in average monthly cash collections to $27.4 million versus $25.1 million for the three month period ended March 31, 2006. While cash collections have increased during the year, our cash balance declined approximately $4.3 million from December 31, 2005. This decrease is primarily due to the $9.0 million of interest payments made in connection with the Company’s outstanding debt obligations as discussed below.

Investing activities used cash of $10.9 million in the six month period ended June 30, 2006 compared to $302.3 million for the six months ended June 30, 2005. Cash used by the predecessor’s investing activities in 2005 reflects payments made to the selling shareholders in connection with the Acquisition. The proceeds from income tax refunds received in the six month period ended June 30, 2006 were disbursed to the former owners as required by the purchase agreement. Capital expenditures were $2.1 million for the six month period ended June 30, 2006 versus $1.5 million for the comparable period in 2005. The $296 million of payments in connection with business acquisition includes payments for intangibles offset by deferral of debt issue costs and payables to former owners.

Financing activities for the six months ended June 30, 2006 provided no cash compared to $328.8 million in the six months ended June 30, 2005. Cash provided in 2005 was from borrowings on the revolving credit facility and proceeds from long-term debt during the six months then ended, as well as cash capital contributions from the parent company, partially offset by the repayment of the debt.

In connection with the Acquisition on March 31, 2005, the Company entered into a senior secured revolving credit facility. The senior secured revolving credit facility consists of a $40 million revolving loan, subject to a borrowing base test. Based on the covenant levels under the senior secured revolving credit facility, the Company had, as of June 30, 2006, $15.2 million of available borrowing capacity under the revolving credit facility and had no additional borrowings on its revolving line of credit during the six month period then ended.

The senior secured revolving credit facility is guaranteed by the parent, and secured by a first priority lien on substantially all of the Company’s and the parent’s current and future assets, including all of the capital stock of MSC. Concurrent with the senior secured revolving credit facility, the Company entered into a $175.0 million senior secured term loan facility in order to finance a portion of the purchase price for the Acquisition and the related transaction fees and expenses.

On May 12, 2005, our parent issued $38.7 million principal amount at maturity of 13.50% senior discount notes (the “senior discount notes”) and contributed $28.9 million of net proceeds from the offering, to the Company. We used that contribution, together with approximately $1.3 million in borrowings under the senior secured revolving credit facility, to refinance $30.0 million in indebtedness under our senior secured term loan facility and to pay fees and expenses in connection with the senior discount notes offering.

On June 21, 2005, the Company issued senior secured floating rate notes due 2011 in the principal amount of $150.0 million with net proceeds of $148.5 million. The Company used the net proceeds together with additional borrowings under its senior secured revolving credit facility to repay the remaining indebtedness under its senior secured term loan facility and to pay fees and expenses in connection with such offering.

The Company believes that, based on current levels of operations and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under its senior secured revolving credit facility, will be sufficient to fund its operations, anticipated capital expenditures and required payments on its debt for at least the next 12 months. In connection with its borrowings, the Company made interest payments totaling $9 million in the six month period ended June 30, 2006. Its available sources of liquidity are dependent upon its future operating performance, which, in turn, is subject to factors beyond its control, including the conditions of the workers’ compensation industry. Effective June 22, 2006, the exchange offer specified in our Registration Statement on Form S-4 amended as of May 17, 2006 closed and was considered consummated per the terms of the Company’s debt agreement.

The Company cannot assure that its business will generate cash from operations, or that it will be able to obtain financing from other sources, sufficient to satisfy its debt service or other requirements.

As of June 30, 2006, the Company was compliant with all debt covenants.

Critical Accounting Estimates and Policies

There has been no change in the Company’s Critical Accounting Estimates and Policies, as disclosed in the Registration Statement on Form S-4 amended May 17, 2006.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Due to the significant amount of indebtedness that we have incurred in connection with the Transactions, we are exposed to interest rate risk. Pursuant to the terms of our senior secured revolving credit facility, we are required to enter into interest rate swap contracts such that at least 50% of all of our and our parent’s indebtedness is subject to fixed interest rate protection. Based on our current hedging positions, under which we have secured a fixed rate for over 50% of our indebtedness, and outstanding debt at June 30, 2006, a 1% increase in interest rates would result in an increase in interest expense of $0.4 million.

Item 4 – Controls and Procedures

Not applicable

Part II – Other Information

Item 1 – Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely decided, would have a material adverse effect on our financial position or results of operations.

Item 1A – Risk Factors

There has been no material change in factors that may affect future results as detailed in the Company’s Registration Statement on Form S-4 amended May 17, 2006 under the heading “Risk Factors”.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other information

None

Item 6. Exhibits

Pursuant to the terms of the Indenture dated as of June 21, 2005, among the Registrant, MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant is not required to provide the certifications contained in exhibits 31.1, 31.2, 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Indenture dated as of June 21, 2005, among the Registrant, MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC–Medical Services Company

Date: August 14, 2006	By:	/s/ JOSEPH P. DELANEY
Joseph P. Delaney
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2006	By:	/s/ Gary S. Jensen
Gary S. Jensen, Chief Financial Officer
(principal financial and accounting officer)