Form 10-Q
period 2006-09-30
MSC-Medical Services CO
filed 2006-11-13
CIK 1357234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $1.00 par value per share	100 shares

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q and the Registration Statement on Form S-4 amended May 17, 2006 as filed with the Securities and Exchange Commission (the “SEC”). These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•	Management’s expectation that gross margin and gross profit may be positively or adversely affected as a result of completed or ongoing requests for proposals;

•	Management’s expectation that as the average wholesale price of pharmaceuticals move up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected;

•	Management’s expectation that tax benefits will be utilized through the reversal of deferred tax liabilities in future periods; and

•	Management’s expectation that current levels of operation and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under its senior secured revolving credit facility, will be sufficient to fund its operations, anticipated capital expenditures and required payments on its debt for at least the next 12 months.

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

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to under the heading “Risk Factors” of the Registration Statement on Form S-4 amended May 17, 2006 as filed with the SEC.

MSC-Medical Services Company

Condensed Balance Sheets

(Dollars in thousands except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$3,587	$8,300
Accounts receivable, less allowance for doubtful accounts of $19,922 at September 30, 2006 and $17,889 at December 31, 2005	64,653	56,488
Income tax receivable	—	7,194
Other current assets	1,296	857
Deferred income taxes	10,612	8,058

Total current assets	80,148	80,897

Property and equipment, net of accumulated depreciation of $4,348 at September 30, 2006 and $1,873 at December 31, 2005	6,001	5,151
Intangible assets:
Goodwill	236,208	234,423
Trademarks	24,100	24,100
Customer relationships, net	51,450	55,125
Other Intangibles, net	40,948	43,773

Total intangible assets	352,706	357,421

Other assets:
Deferred debt issuance costs, net	5,016	5,815
Other	937	601

Total other assets	5,953	6,416

Total assets	$444,808	$449,885

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Balance Sheets—Continued

(Dollars in thousands except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$16,620	$16,620
Accounts payable	13,394	10,631
Accrued expenses	41,379	36,300
Other current liabilities	3,665	12,918

Total current liabilities	75,058	76,469

Non-current liabilities:
Long-term debt	148,833	148,645
Deferred income taxes	34,809	33,950

Total non-current liabilities	183,642	182,595

Total liabilities	258,700	259,064
Stockholders’ equity:
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	214,359	213,525

Accumulated other comprehensive income	578	353
Accumulated deficit	(28,829)	(23,057)

Total stockholders’ equity	186,108	190,821

Total liabilities and stockholders’ equity	$444,808	$449,885

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2006	2005
Net Revenue:
Pharmaceutical services	$44,226	$40,896
Medical products & services	37,270	35,773

Total net revenue	81,496	76,669
Cost of Revenue:
Pharmaceutical services	37,285	35,163
Medical products & services	27,835	27,564

Total cost of revenue	65,120	62,727

Gross profit	16,376	13,942

Operating expenses	10,860	9,256
Depreciation and amortization	3,080	2,762
Adjustment to allowance for doubtful accounts	—	15,467
Adjustment to sales tax liabilities	—	3,047

Total expenses	13,940	30,532

Operating income (loss)	2,436	(16,590)
Other (expense) income:
Interest expense	(5,629)	(4,827)
Interest income	199	—

Loss before income tax benefit	(2,994)	(21,417)
Income tax benefit	1,125	8,354

Net loss	$(1,869)	$(13,063)

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Operations

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(Dollars in thousands)

	Successor	Successor	Predecessor
	Nine months ended Sept 30, 2006	Six months ended Sept 30, 2005	Three months ended March 31, 2005
Net Revenue:
Pharmaceutical services	$131,434	$80,672	$37,278
Medical products & services	113,838	71,367	37,782

Total net revenue	245,272	152,039	75,060
Cost of Revenue:
Pharmaceutical services	110,381	69,195	31,606
Medical products & services	86,002	55,520	29,449

Total cost of revenue	196,383	124,715	61,055

Gross profit	48,889	27,324	14,005
Operating expenses	33,454	16,905	11,706
Transaction expenses	—	—	24,697
Depreciation and amortization	8,975	5,460	785
Adjustment to allowance for doubtful accounts	—	15,467	—
Adjustment to sales tax liabilities	—	3,047	—

Total expenses	42,429	40,879	37,188

Operating income (loss)	6,460	(13,555)	(23,183)
Other (expense) income:
Interest expense	(16,146)	(16,237)	(969)
Interest income	441	—	—

Loss before income tax benefit	(9,245)	(29,792)	(24,152)
Income tax benefit	3,473	11,611	9,466

Net loss	$(5,772)	$(18,181)	$(14,686)

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(Dollars in thousands)

	Successor	Successor	Predecessor
	Nine months ended Sept 30, 2006	Six months ended Sept 30, 2005	Three months ended March 31, 2005
Operating activities
Net loss	$(5,772)	$(18,181)	$(14,686)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,475	1,658	544
Amortization of intangibles	6,500	3,802	241
Amortization of debt issuance costs and debt discount	987	8,089	183
Provision for deferred income taxes	(3,480)	(6,476)	(12,313)
Provision for bad debts	5,963	2,985	637
Adjustment to allowance for doubtful accounts	—	15,467	—
Stock-based compensation	915	—	4,266

Changes in operating assets and liabilities:
Increase in accounts receivable	(14,128)	(12,204)	(4,264)
Decrease in inventories	10	690	52
(Increase) decrease in income tax receivable	7,194	(1,090)	—
(Increase) decrease in other current assets	(449)	(11)	210
Increase in other non-current assets	(111)	—	—
Increase (decrease) in accounts payable & accrued expenses	7,761	10,258	(1,471)
Increase (decrease) in transaction expenses	—	(24,697)	24,697
Increase (decrease) in deferred revenue	77	(10)	42
Increase (decrease) in income taxes payable	(527)	(3,341)	1,945

Net cash provided by (used in) operating activities	7,415	(23,061)	83
Investing Activities
Purchases of property and equipment	(3,325)	(1,716)	(364)
Payment to former owners	(8,803)	—	(4,500)
Payments in connection with business acquisition	—	(297,621)	—

Net cash used in investing activities	(12,128)	(299,337)	(4,864)
Financing activities
Proceeds from short-term debt	—	16,620	3,500
Proceeds from long-term debt	—	148,631	—
Repayment of short-term debt	—	(19,000)	—
Repayment of long-term debt	—	(17,000)	—
Debt issuance cost	—	(13,085)	—
Capital contribution from Parent company	—	210,248	—
Other	—	—	(9)

Net cash provided by financing activities	—	326,414	3,491

Net decrease in cash	(4,713)	4,016	(1,290)
Cash, beginning of period	8,300	—	1,290

Cash, end of period	$3,587	$4,016	$—

See notes to condensed financial statements.

MSC – Medical Services Company

September 30, 2006

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

The funds necessary to complete the Acquisition (the “Financings”) were provided by: (i) $9.0 million of borrowings under the $40.0 million senior secured revolving credit facility; (ii) $175.0 million of borrowings under a senior secured term loan facility; (iii) a $179.9 million aggregate cash equity investment by investment funds affiliated with Monitor Clipper Partners, LLC and certain other institutional investors; (iv) $4.7 million of rollover equity from certain members of the Company’s management; and (v) $0.4 million in Company cash balance for funding of the subsequent working capital adjustment.

The condensed balance sheet as of December 31, 2005, includes the acquisition of MSC-Medical Services Company by MCP-MSC Acquisition, Inc and is that of MSC (“Successor”). The condensed statements of operations and cash flows for the nine months ended September 30, 2005, include those of MSC Acquisition, Inc. (“Predecessor”) for the period January 1, 2005 through March 31, 2005. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the financial statements.

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

Included in the allowance for doubtful accounts are provisions for sales allowances totaling $0.7 million at September 30, 2006 and $0.5 million at September 30, 2005.

Bad debt expense for the nine months ended September 30, 2006 and 2005 was approximately $6.0 million and $3.6 million, respectively. The increase is a result of a change in the factor utilized to estimate future bad debt-expense based on current period billings to 2.5% of net revenues for the nine months ended September 30, 2006 versus 0.85% for the first quarter of 2005 and 1.4% in the second quarter of 2005 and 2.5% for the three months ended September 30, 2005.

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

In addition, the Company recorded an adjustment to the allowance for doubtful accounts of approximately $15.5 million for the three and nine months ended September 30, 2005 (See footnote 5 —Adjustment to Net Accounts Receivable Balance).

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

In June 2006, FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, SFAS No. 156 Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 and FSP FIN 46(R)-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). The Company has completed its evaluation of the SFAS pronouncement staff position and concluded that they do not impact the current financial reporting period.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements, as well as provides accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation. This Interpretation will be effective for fiscal years beginning after December 15, 2006. Early adoption is permitted, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company has not completed its evaluation of the impact of adopting this interpretation.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged,

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has not completed its evaluation of the impact of adopting this interpretation.

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

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

The following table illustrates the impact of equity-based compensation expense on reported amounts:

	For Three Months Ended September 30, 2006		For Nine Months Ended September 30, 2006
	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating income [1] [2]	$2,436	$(210)	$6,460	$(915)
Net (loss)	$(1,869)	$(131)	$(5,772)	$(570)

Activity relative to the Company’s common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Fair Value ($ in 000’s)
Options outstanding at December 31, 2005	35,393,695	$1.35
Options granted – time vesting	2,090,911	$1.40
Options granted – performance vesting	1,045,455	$1.40
Options forfeited	(2,547,666)	$(1.17)

Options outstanding March 31, 2006	35,982,395	$1.39
Options granted – time vesting	220,000	$1.50
Options granted – performance vesting	110,000	$1.50
Options forfeited	(6,556,831)	$(1.50)

Options outstanding at June 30, 2006	29,755,564	$1.36
Options granted – time vesting	1,272,805	$1.50
Options granted – performance vesting	636,403	$1.50
Options forfeited	(25,000)	$(1.50)

Options outstanding at September 30, 2006	31,639,772	$1.36	8.75	$9,244

Exercisable at September 30, 2006	11,230,973	$1.08	8.59	$5,399

[1]	The total equity-based compensation expense includes gross employee stock option expense of approximately $0.1 million and $0.7 million, respectively, during the three and nine months ended September 30, 2006. The expense related to stock options represents the unvested portion of previously granted stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption.
[2]	The total equity-based compensation expense includes gross restricted share expense of approximately $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2006.

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

Two-thirds of options granted vest over a three-year period, with an exercise price ranging from $1.00 to $3.00. The remaining one-third vest only upon change in control and also have exercise prices ranging from $1.00 to $3.00. Any portion of the stock options not then vested shall immediately vest. The 11.2 million vested shares at September 30, 2006 have exercise prices between $0.29 and $3.00.

The fair value of options granted during the nine months ended September 30, 2006 was approximately $0.6 million and is expected to be expensed over a period of 36 months. The intrinsic value of the options outstanding at September 30, 2006 and December 31, 2005 was $2 million and $2.5 million, respectively. The decrease in intrinsic value resulted from forfeitures during the nine months ended September 30, 2006.

The estimated fair value of each option granted after January 1, 2006 is calculated using the Black-Scholes option pricing model. The assumptions used for calculating fair value of grants issued during the nine months ended September 30, 2006 varied in range as follows: expected life of 3 – 3.5 years, risk-free interest rate of 4.7% – 4.9%, expected volatility of 23.8% – 25.1% and no expected dividend yield.

An estimated expected life of 3 – 3.5 years before exercise was used for the grants during the nine months ended September 30, 2006 based on the typical investment holding period of the shareholder with a controlling interest in MSC. A targeted holding period range of three to six years is cited in Monitor Clipper Equity Partners II, L.P. Private Placement Memorandum at which time all shares would be expected to be vested and then exercised. Implicit in this assumption is that option-holders would not likely exercise before a transaction date as they would become the holders of minority interest shares subject to marketability discounts should they wish to sell their shares. The expected change in control will likely provide a liquidity event for option-holders.

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

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

Activity relative to the Company’s restricted stock is as follows:

	Number of Shares	Fair value at grant date
Restricted shares outstanding at December 31, 2005	—	$—
Restricted shares issued March 31, 2006	900,000.88
Issued/Rescinded	—	—

Restricted shares outstanding at September 30, 2006	900,000	$.88

Fair Value Disclosures — Prior to Adopting SFAS No. 123(R)

Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. Therefore, except for options exercised in connection with the Acquisition completed March 31, 2005, no compensation expense was recognized in net earnings, as all options granted had an exercise price greater than the market value of the underlying stock on the date of grant. There would be no effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to options granted under the Company’s stock option plan for the three months ended March 31, 2005. If the Company applied the fair value recognition provisions for the nine months ended September 30, 2005, net earnings would have been reduced by approximately $0.6 million.

3. Comprehensive Income

Comprehensive income represents all changes in equity of the enterprise that results from recognized transactions and other economic events during the period. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the Company’s interest rate swap. The following table details the components of comprehensive (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in 000’s)	2006	2005	2006	2005
Net loss	$(1,869)	$(13,063)	$(5,772)	$(32,867)
Other comprehensive (loss) income:
Unrealized gain/(loss) on interest rate swap, net of tax	(992)	(82)	238	(82)

Comprehensive loss	$(2,861)	$(13,145)	$(5,534)	$(32,769)

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

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

5. Adjustment to Net Accounts Receivable Balance

In 2004, the Company implemented a new billing system before establishing certain necessary back office processes. As a result, until these processes were established, billings were delayed and often did not contain the information required by the Company’s customers. The Company’s resources were overwhelmed by the large number of small dollar invoices, leading to failures to include proper billing information, and efforts to collect these invoices increasingly strained relationships with the Company’s customers. In the third quarter of 2005, the Company concluded that continued collection efforts were having and would continue to have a negative impact on the future prospects of the Company. Therefore, the Company determined not to continue pursuing collection efforts with respect to certain receivables it had deemed uncollectible and recorded charges and reserve increases to adjust the net accounts receivable balance to the estimated collectible amount. As a result, during the third quarter of 2005, the Company recorded an adjustment related to a change in estimate to write-off of accounts receivable and an increase in the reserve for doubtful accounts. The $15.5 million charge included a $10.5 million write-off of accounts receivable, of which $5.4 million was previously reserved, and a $10.4 million increase in the reserve for doubtful accounts. During the third quarter of 2005 and for the remainder of the year, the Company increased the provision for doubtful accounts from 0.85% to 2.5% of net sales. Accordingly, the increase in the provision for doubtful accounts in the third quarter of 2005 of $1.2 million (increasing the provision rate from 0.85% to 2.5%) was not included in the $15.5 million adjustment referred to above.

6. Debt

On May 12, 2005, MCP-MSC Acquisition, Inc. (“HoldCo”), the parent company of MSC-Medical Services Company, issued 13.50% Senior Discount Notes due 2013 to Banc of America Securities LLC (“Banc of America”) in the principal amount at maturity of $38,732,000 with a current carrying amount of $33,916,975 (the “Notes”). The Notes were issued under the Indenture, dated as of May 12, 2005, between HoldCo and U.S. Bank National Association (“U.S. Bank”) as Trustee. On August 8, 2006, MCP-MSC Investment LLC (“MCP-MSC”) purchased the Notes for $25,000,000 from Banc of America. MCP-MSC was formed by Monitor Clipper Equity Partners II, L.P. and Monitor Clipper Equity Partners (NQP) II, L.P., the primary

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

stockholders of HoldCo, as a special-purpose limited liability company for the purpose of purchasing and holding the Notes. A First Supplemental Indenture between HoldCo and U.S. Bank was also signed on August 8, 2006 to amend certain calculations contained in the Indenture to reflect this purchase. There were no changes to HoldCo’s obligation under the Indenture as a result of the purchase. In accordance with the terms of the Note, no interest payments were required to be made to MCP-MSC in the three or nine months ended September 30, 2006.

Subsequent to September 30, 2006 and following our quarterly interest payment, we borrowed $3.5 million on our revolving credit facility. Funds from this borrowing were used to meet ongoing working capital requirements. We have, as of October 31, 2006, approximately $8.9 million of available borrowing capacity under our revolving credit facility.

7. Guarantor Financial Statements

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

The Company has not presented separate financial statements for the Guarantor because it has deemed that such financial statements would not provide investors with any material additional information. Included in the tables below are the consolidating balance sheets as of September 30, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2006 and 2005 and statements of cash flows for the nine months ended September 30, 2006 and 2005 of: (a) the Parent (Guarantor), (b) the Company, (c) elimination entries necessary to consolidate the Parent with the Company, and (d) the consolidated company, MCP–MSC Acquisition, Inc.

The condensed consolidating statement of operations for the nine months ended September 30, 2005 represents activity subsequent to the Acquisition date of March 31, 2005 for the Successor parent and subsidiary companies only.

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP- MSC Acquisition, Inc.

Consolidating Balance Sheets

	September 30, 2006				December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except share data)				(Dollars in thousands except share data)
Assets
Current assets:
Cash	$—	$3,587	$—	$3,587	$—	$8,300	$—	$8,300
Accounts receivable, less allowance for doubtful accounts of $19,922 at September 30, 2006 and $17,889 at December 31, 2005	—	64,653	—	64,653	—	56,488	—	56,488
Income tax receivable	—	—	—	—	—	7,194	—	7,194
Other current assets	—	1,296	—	1,296	—	857	—	857
Deferred income taxes	2,384	10,612	—	12,996	1,058	8,058	—	9,116

Total current assets	2,384	80,148	—	82,532	1,058	80,897	—	81,955

Property and equipment, net of accumulated depreciation of $4,348 at September 30, 2006 and $1,873 at December 31, 2005	—	6,001	—	6,001	—	5,151	—	5,151

Intangible assets:
Goodwill	—	236,208	—	236,208	—	234,423	—	234,423
Trademarks	—	24,100	—	24,100	—	24,100	—	24,100
Customer relationships, net	—	51,450	—	51,450	—	55,125	—	55,125
Other intangibles, net	—	40,948	—	40,948	—	43,773	—	43,773

Total intangible assets	—	352,706	—	352,706	—	357,421	—	357,421

Other assets:
Investment in consolidated subsidiary	185,530	—	(185,530)	—	190,468	—	(190,468)	—
Deferred debt issuance costs, net	682	5,016	—	5,698	760	5,815	—	6,575
Other	—	937	—	937	—	601	—	601

Total other assets	186,212	5,953	—	6,635	191,228	6,416	—	7,176

Total Assets	$188,596	$444,808	$(185,530)	$447,874	$192,286	$449,885	$(190,468)	$451,703

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Consolidating Balance Sheets - Continued

	September 30, 2006				December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except share data)				(Dollars in thousands except share data)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$16,620	$—	$16,620	$—	$16,620	$—	$16,620
Accounts payable	—	13,394	—	13,394	—	10,631	—	10,631
Accrued expenses	1,911	41,379	—	43,290	712	36,300	—	37,012
Other current liabilities	—	3,665	—	3,665	—	12,918	—	12,918

Total current liabilities	1,911	75,058	—	76,969	712	76,469	—	77,181

Non-current liabilities:
Long-term debt	33,917	148,833	—	182,750	31,664	148,645	—	180,309
Deferred income taxes	—	34,809	—	34,809	—	33,950	—	33,950

Total non-current liabilities	33,917	183,642	—	217,559	31,664	182,595	—	214,259

Total liabilities	35,828	258,700	—	294,528	32,376	259,064	—	291,440
Stockholders’ equity:
Common stock, $.001 par value, 225,000,000 shares authorized, 181,375,000 shares issued and outstanding	181	—	—	181	181	—	—	181
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—	—	—	—	—	—	—
Additional paid-in capital	185,306	214,359	(214,359)	185,306	184,470	213,525	(213,525)	184,470
Accumulated other comprehensive income	—	578	—	578	—	353	—	353
Accumulated deficit	(32,719)	(28,829)	28,829	(32,719)	(24,741)	(23,057)	23,057	(24,741)

Total stockholders’ equity	152,768	186,108	(185,530)	153,346	159,910	190,821	(190,468)	160,263

Total Liabilities and Stockholders’ Equity	$188,596	$444,808	$(185,530)	$447,874	$192,286	$449,885	$(190,468)	$451,703

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

	September 30, 2006				September 30, 2005
					Successor
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	$81,496	$—	$81,496	$—	$76,669	$—	$76,669
Cost of revenue	—	65,120	—	65,120	—	62,727	—	62,727

Gross profit	—	16,376	—	16,376	—	13,942	—	13,942
Operating expenses	—	10,860	—	10,860	—	9,256	—	9,256
Depreciation and amortization	—	3,080	—	3,080	—	2,762	—	2,762
Adjustment to allowance for doubful accounts	—	—	—	—	—	15,467	—	15,467
Adjustment to sales tax liabilities	—	—	—	—	—	3,047	—	3,047

Total expenses	—	13,940	—	13,940	—	30,532	—	30,532

Operating income	—	2,436	—	2,436	—	(16,590)	—	(16,590)
Equity in loss of consolidated subsidiary	(1,869)	—	1,869	—	(13,063)	—	13,063	—
Other (expense) income:
Interest expense	(1,262)	(5,629)	—	(6,891)	(1,093)	(4,827)	—	(5,920)
Interest income	—	199	—	199	—	—	—	—

Loss before income tax benefit	(3,131)	(2,994)	1,869	(4,256)	(14,156)	(21,417)	13,063	(22,510)
Income tax benefit	474	1,125	—	1,599	425	8,354	—	8,779

Net loss	$(2,657)	$(1,869)	$1,869	$(2,657)	$(13,731)	$(13,063)	$13,063	$(13,731)

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2006 and 2005

	September 30, 2006				September 30, 2005
					Successor
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	$245,272	$—	$245,272	$—	$152,039	$—	$152,039
Cost of revenue	—	196,383	—	196,383	—	124,715	—	124,715

Gross profit	—	48,889	—	48,889	—	27,324	—	27,324
Operating expenses	—	33,454	—	33,454	—	16,905	—	16,905
Depreciation and amortization	—	8,975	—	8,975	—	5,460	—	5,460
Adjustment to allowance for doubful accounts	—	—	—	—	—	15,467	—	15,467
Adjustment to sales tax liabilities	—	—	—	—	—	3,047	—	3,047

Total expenses	—	42,429	—	42,429	—	40,879	—	40,879

Operating income	—	6,460	—	6,460	—	(13,555)	—	(13,555)
Equity in loss of consolidated subsidiary	(5,772)	—	5,772	—	(18,181)	—	18,181	—
Other (expense) income:
Interest expense	(3,529)	(16,146)	—	(19,675)	(1,680)	(16,237)	—	(17,917)
Interest income	—	441	—	441	—	—	—	—

Loss before income tax benefit	(9,301)	(9,245)	5,772	(12,774)	(19,861)	(29,792)	18,181	(31,472)
Income tax benefit	1,325	3,473	—	4,798	653	11,611	—	12,264

Net loss	$(7,976)	$(5,772)	$5,772	$(7,976)	$(19,208)	$(18,181)	$18,181	$(19,208)

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

For the nine months ended September 30, 2006 and 2005

	September 30, 2006				September 30, 2005
					Successor
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Operating activities
Net loss	(7,976)	(5,772)	5,772	(7,976)	(19,208)	(18,181)	18,181	(19,208)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Equity in loss of consolidated subsidiary	5,772	—	(5,772)	—	18,181	—	(18,181)	—
Depreciation	—	2,475	—	2,475	—	1,658	—	1,658
Amortization of intangibles	—	6,500	—	6,500	—	3,802	—	3,802
Amortization of debt issuance costs and debt discount	194	987	—	1,181	104	8,089	—	8,193
Provision for deferred income taxes	(1,326)	(3,480)	—	(4,806)	(653)	(6,476)	—	(7,129)
Provision for bad debts	—	5,963	—	5,963	—	2,985	—	2,985
Adjustment to allowance for doubtful accounts	—	—	—	—	—	15,467	—	15,467
Stock-based compensation	—	915	—	915	—	—	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(14,128)	—	(14,128)	—	(12,204)	—	(12,204)
Decrease in inventories	—	10	—	10	—	690	—	690
(Increase) decrease in income tax receivable	—	7,194	—	7,194	—	(1,090)	—	(1,090)
Increase in other current assets	—	(449)	—	(449)	—	(11)	—	(11)
Increase in other non-current assets	—	(111)	—	(111)	—	—	—	—
Increase in accounts payable & accrued expenses	3,336	7,761	—	11,097	1,576	10,258	—	11,834
Decrease in transaction expense	—	—	—	—	—	(24,697)	—	(24,697)
Increase (decrease) in deferred revenue	—	77	—	77	—	(10)	—	(10)
Decrease in income taxes payable	—	(527)	—	(527)	—	(3,341)	—	(3,341)

Net cash provided by/(used) in operating activities	—	7,415	—	7,415	—	(23,061)	—	(23,061)

MSC – Medical Services Company

Notes to Condensed Financial Statements (continued)

	September 30, 2006				September 30, 2005
					Successor
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Investing activities
Purchases of property and equipment	—	(3,325)	—	(3,325)	—	(1,716)	—	(1,716)
Payment to former owners	—	(8,803)	—	(8,803)	—	—	—	—
Payments in connection with business acquisition	—	—	—	—	181,375	(297,621)	—	(116,246)

Net cash provided by/(used) in investing activities	—	(12,128)	—	(12,128)	181,375	(299,337)	—	(117,962)

Financing activities
Proceeds from short-term debt	—	—	—	—	—	16,620	—	16,620
Proceeds from long-term debt	—	—	—	—	—	148,631	—	148,631
Repayment of short-term debt	—	—	—	—	—	(19,000)	—	(19,000)
Repayment of long-term debt	—	—	—	—	—	(17,000)	—	(17,000)
Debt issuance cost	—	—	—	—	—	(13,085)	—	(13,085)
Capital contribution from Parent company	—	—	—	—	(181,375)	210,248	—	28,873
Other	—	—	—	—	—	—	—	—

Net cash provided by/(used) in financing activities	—	—	—	—	(181,375)	326,414	—	145,039

Net increase (decrease) in cash	—	(4,713)	—	(4,713)	—	4,016	—	4,016
Cash, beginning of period	—	8,300	—	8,300	—	—	—	—

Cash, end of period	$—	$3,587	$—	$3,587	$—	$4,016	$—	$4,016

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements and the notes to those financial statements included in the Company’s Registration Statement on Form S-4 amended as of May 17, 2006 as filed with the SEC. In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described under the heading “Forward Looking Statements” of this Form 10Q and under the heading “Risk Factors” of the Registration Statement on Form S-4 amended as of May 17, 2006.

Overview

MSC – Medical Services Company (“We”, “Us” or “Our”) is the second largest procurement provider, based on its knowledge of the industry, of health care products and services to workers’ compensation payors in the United States. We coordinate the delivery of these products and services from its vendor network to workers’ compensation patients on behalf of its customers, which include payors such as insurers and third party administrators.

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

Factors affecting our financial results

Revenue. Revenue consists of amounts charged to customers for the products and services we provide. Overall, revenue is affected by the size of the workers’ compensation market for pharmaceutical and medical products and services, federal and state fee schedules mandating maximum billable amounts, the extent of outsourcing in the industry and any market share changes resulting from shifts with existing customers and the acquisition of the business of new customers. These factors combine to affect the number of patients served and revenue per patient.

We have identified two distinct product lines consisting of Pharmaceutical Services, comprised primarily of pharmacy benefit management services and mail order prescription medication, and Medical Products and Services which describes all other components of revenue. In our Pharmaceutical Services product line, revenue per patient reflects costs of new and existing medications, drug prescribing patterns and drug utilization controls, for example, generic substitution. In our Medical Products and Services product line, revenue per patient is largely driven by the nature and quantity of products and services used by patients and the prices we are able to charge our customers for the provision of such products and services.

We operate in a competitive market place where revenue may be affected by the competitive bidding process among other service providers. In addition, our customers may also periodically engage in formal requests for proposals (“RFP”) on non-contracted, as well as contracted business. We have historically and may decide in the future to offer reduced pricing in certain situations given the overall economics of the proposed business identified in the RFP and the competitive environment. The outcome of these RFP’s could have a positive or adverse impact on our future revenues and operating income.

Cost of Revenue. Cost of revenue consists of payments to vendors for delivery of products and services, customer service representative costs, inventory carrying costs and shipping costs. In our Pharmaceutical Services product line, cost of revenue also includes credits for vendor rebates, as well as costs related to other service providers (e.g. retail card distributor). We negotiate prices for the provision of services and products with vendors in our network. In many cases, prices are pre-negotiated under a contract or pre-agreed price list with vendors. Prior to procuring products or services, we typically obtain written or verbal authorization and pricing approval from customers to minimize reimbursement risk. We also typically finalize the cost of products and services with our vendors before delivery.

Gross Profit. Gross profit reflects the differential between the price at which we sell our products and services and the cost of revenue. Margins are positively affected when we negotiate lower costs from our vendors without a change in pricing to our customers. Conversely, margins are negatively affected when we lower prices charged to customers without receiving a reduction in costs from vendors. Examples of this include customer negotiations where we agree to lower prices, and certain legislative changes which result in a decrease in pharmaceutical prices that can be charged. The growth in revenue from the Pharmaceutical Services product line (which has lower margins) relative to Medical Products and Services product line revenues has historically lowered our overall margins; however, this impact on margins has been partially offset by the negotiation of discounts with vendors. Fluctuations in revenue or the cost of revenue do not necessarily result in corresponding changes in gross profit margins. For example, in the Pharmaceutical Services product line, the price at which we are able to procure pharmaceuticals and the prices we charge customers are frequently tied to a common measurement, such as average wholesale price (“AWP”). As the benchmark moves up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected. Recently, the proportion of generic drugs dispensed has increased. This has generally reduced revenue while improving overall gross margins.

Significant customers. For the nine months ended September 30, 2006, our largest customer accounted for approximately 16% of our billings for the period versus 19% for the year ended December 31, 2005. One other customer accounted for more than 9% and 8%, respectively, for the nine months ended September 30, 2006 and for the year ended December 31, 2005. Billings to our top ten customers increased for the nine month period ended September 30, 2006 and represented 48% of total billings for this period versus 47% for the year ended December 31, 2005.

Operating Expenses. Operating expenses include cash compensation, as well as non-cash compensation associated with stock compensation, other costs associated with our sales force and general and administrative expenses, including expenses related to information technology, accounting, human resources, travel, professional fees, corporate overhead and bad debt expenses.

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to September 30, 2005.

Total Revenue

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30,		Increase (Decrease)	Percent Change	September 30,		Increase (Decrease)	Percent Change
	2006	2005			2006	2005
Pharmaceutical Services	$44,226	$40,896	$3,330	8.1%	$131,434	$117,950	$13,486	11.4%
Medical Products and Services	$37,270	$35,773	$1,497	4.2%	$113,838	$109,149	$4,687	4.3%

Total Net Revenue	$81,496	$76,669	$4,827	6.3%	$245,272	$227,099	$18,173	8.0%

These increases result from the roll out and full implementation of Pharmaceutical Services to new customers that commenced in the second half of 2005 and increased orders in our Medical Products and Services product lines.

During the three and nine months ended September 30, 2006, we served 8.1% and 10.7% more individual patients, respectively, compared to the same periods in 2005. In spite of the increase in patients served for the three and nine month periods ended September 30, 2006, due to a change in the components of revenue, total revenue per patient decreased 2.4% for the nine months ended September 30, 2006 from the comparable period in 2005. This decline is a result of several factors including a shift in product mix within the Medical Products and Services lines as described below, pricing concessions in certain of our product lines, primarily Pharmaceutical Services products, and a shift in the mix between brand and generic prescription fills. The remaining decline in revenue per patient can be attributed to the planned reduction in specific Medical Products and Services products that are typically higher revenue, lower quantity and lower margin. The results of this strategic decision to reduce sales of certain lower margin products yielded a 2.4% and 2.3% increase in Medical Products and Services gross margin in the three and nine months ended September 30, 2006, respectively, versus the same periods in 2005.

Pharmaceutical Services Revenue

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30,		Increase (Decrease)	Percent Change	September 30,		Increase (Decrease)	Percent Change
	2006	2005			2006	2005
Pharmacy Benefit Management Services	$41,528	$37,469	$4,059	10.8%	$122,963	$106,996	$15,967	14.9%
Mail Order Services	$2,698	$3,427	$(729)	(21.3)%	$8,471	$10,953	$(2,482)	(22.7)%

Total Net Revenue	$44,226	$40,896	$3,330	8.1%	$131,434	$117,949	$13,485	11.4%

The increase in Pharmacy Benefit Management (“PBM”) Services revenue for the three and nine month periods ended September 30, 2006 and 2005 is due primarily to the acquisition of business from new customers and increases in number of individual patients served. The decline in Mail Order (“MO”) Services revenue for the three and nine months ended September 300, 2006 versus 2005 was due primarily to a) attrition of long-term mail order patients who have been in the mail order program since the inception of our Pharmaceutical Services program, b) implementation of our retail pharmacy card program (versus the historic method of using mail order as the default when adding new patients), and c) customer’s unwillingness to aggressively pursue a mail order conversion strategy despite the favorable economic benefits. All of these factors combined have resulted in less opportunity for conversion of PBM Services to MO Services.

Total prescription fills increased by 7.1% for the three months ended September 30, 2006 versus 2005 and 14.4% for the nine month period ended September 30, 2006 versus 2005 due to new customer additions, especially during the second half of 2005. The increase in prescription fills and pricing adjustments, e.g. AWP increases, offset by reductions from declining state fee schedule rates and pricing concessions (in an effort to retain certain customers we granted pricing concessions during the third quarter of 2006 which are expected to have a negative impact on gross margins and gross profit in the current and future periods) in aggregate, contributed approximately $17.0 and $0.7 million, respectively, of additional revenue over the nine month period ended September 30, 2005, offset by approximately $4.2 million in revenue decline from a brand to generic product mix shift. Taking into consideration the average revenue per generic fill for the nine months ended September 30, 2006 was 68.0% less than the average revenue for brand fill, this combination of an increase in the number of patients served and a shift to a proportionately higher consumption of generic versus branded pharmaceuticals, resulted in a decrease in overall revenue per patient period over period. The shift to generic fills is due primarily to our pro-active pharmacy benefit management program designed to convert brand to generic if available and allowable, as well as industry-wide customer initiatives that prefer a generic fill if available.

Generic prescription fills represented the largest increase in fills for the three and nine month periods ended September 30, 2006 from the comparable periods in 2005. Generic fills as a percent of total fills was 66.7% of all fills for the three months ended September 30, 2006 versus 65.7% for the same period in 2005. For the nine months ended September 30, 2006 generic fills accounted for 66.1% of all fills versus 63.5% for the same period in 2005.

Other factors affecting Pharmaceutical Services revenue include changes in AWP. For the three and nine months period ended September 30, 2006, our price as a percent of AWP decreased 4.3% and 3.7%, respectively. The decrease in our prices as a percent of AWP resulted from price reductions as well as the impact of brand to generic conversions.

Medical Products and Services

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30,		Increase (Decrease)	Percent Change	September 30,		Increase (Decrease)	Percent Change
	2006	2005			2006	2005
Medical Products	$22,069	$23,105	$(1,036)	(4.5)%	$69,332	$71,108	$(1,776)	(2.5)%
Medical Services	$15,201	$12,668	$2,533	20.0%	$44,506	$38,041	$6,465	17.0%

Total Net Revenue	$37,270	$35,773	$1,497	4.2%	$113,838	$109,149	$4,689	4.3%

The decrease in Medical Products revenue is due principally to a decline in Medical Device orders of 15.1% and 6.2%, respectively, for the three and nine months ended September 30, 2006 versus 2005. The decrease in orders is due to planned reductions principally in the second half of fiscal 2005 in certain Medical Device product categories as a result of profitability considerations. The Medical Devices decrease was partially offset by an increase in Medical Supplies orders of 5.5% and 8.2%, respectively, for the three and nine months ended September 30, 2006 versus 2005.

Medical Services revenue increases are due to order volume increases across all product categories in the three and nine month periods ended September 30, 2006 versus 2005 and selected pricing initiatives implemented during fiscal 2006. Transportation orders increased 4.5% and 13.2%, respectively, for the three and nine months ended September 30, 2006 versus 2005, while Home Health orders increased 6.2% for the three months ended September 30, 2006 versus 2005 and remained stable for the nine months ended September 30, 2006 versus 2005. As a result of pricing actions and changes in product mix, we experienced increases in average billings per order in Home Health of approximately 9.3% and 11.8%, respectively, for the three and nine months ended September 30, 2006 versus 2005.

During the three months ended September 30, 2006, total orders for Medical Products and Services decreased by approximately 5.4%

versus the same period in 2005. However, for the nine months ended September 30, 2006 total orders declined by only 0.2% versus the same period in 2005. As a result of the planned reduction of certain products as discussed earlier, there was a shift in the product mix and an increase in orders for product lines with moderate revenue but higher margins e.g. IV therapy, pain pumps and transportation. The increases are primarily a result of an increased focus on referral volume and business process order fulfillment improvements for our more service intensive and higher dollar volume product lines. As a result, total average billings per order and average billings per day increased approximately 2.2% for the nine months ended September 30, 2006 versus 2005. For the three months ended September 30, 2006 total average billings per order increased 7.2% and average billings per day increased 3.7 % versus the same period in 2005.

Cost of Revenue

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30,		Increase	Percent Change	September 30,		Increase	Percent Change
	2006	2005			2006	2005
Pharmaceutical Services	$37,285	$35,163	$2,122	6.0%	$110,381	$100,801	$9,580	9.5%
Medical Products and Services	$27,835	$27,564	$271	1.0%	$86,002	$84,969	$1,033	1.2%

Total Cost of Revenue	$65,120	$62,727	$2,393	3.8%	$196,383	$185,770	$10,613	5.7%

Pharmaceutical Services cost of revenue increases are a result of increases in the total number of prescription fills for the three and nine month periods and an increase in the average cost per fill for branded drugs which increased 7.0% per fill, for the nine months ended September 30, 2006 from the comparable period in 2005. Generic cost per fill, however, decreased 4.6% for the nine months ended September 30, 2006 from the comparable period in 2005. The effect of the increased cost per branded fill was mitigated by pricing concessions from selected vendors and a shift from branded to less expensive generic pharmaceuticals. As a result, gross margin percentage improved by 2% and 1% for the three and nine month periods ended September 30, 2006, respectively, versus the comparable periods in 2005.

Medical Products and Services cost of revenue increases are primarily a result of product mix shifts, as discussed in Medical Products and Services above. Medical Products and Services gross margin, however, was 25.3% and 24.4%, respectively, for the three and nine month periods ended September 30, 2006, an absolute improvement of 2.4 % and 2.3%, respectively, from the comparable three and nine month periods in 2005. These improvements in gross margin resulted primarily from our efforts to increase margins through various cost improvement initiatives, such as the de-emphasis of certain product lines, pricing actions and product mix shifts.

Total cost of revenue, as a percentage of revenue, was 79.9% and 80.1% for the three and nine month period ended September 30, 2006, respectively, a decrease of 1.9% and 1.8% from the three and nine month periods ended September 30, 2005. This decrease as a percentage of revenue is due to a) savings achieved from productivity gains in internal operating costs, b) improved costs with certain of our key pharmaceutical services suppliers combined with a shift from brand to generic fills, c) increased purchasing volume from our best price vendors in certain of our Medical Products lines, and d) price increases in certain Medical Services product lines.

Operating Expenses

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30,		Increase (Decrease)	Percent Change	September 30,		Increase	Percent Change
	2006	2005			2006	2005
Operating Expenses	$10,860	$9,256	$1,604	17.3%	$33,454	$28,611	$4,843	16.9%
Transaction Expense	—	—	—	—	—	$24,697	$(24,697)	—
Adjustment to Allowance	—	$15,467	$(15,467)	—	—	$15,467	$(15,467)	—
Adjustment to Sales Tax Liability	—	$3,047	$(3,047)	—	—	$3,047	$(3,047)	—

Operating Expenses	$10,860	$27,770	$(16,910)	(60.9)%	$33,454	$71,822	$(38,368)	(53.4)%

For the three and nine month periods ended September 30, 2006, we incurred $0.2 million and $0.9 million, respectively, for non-cash stock compensation expense as a result of the implementation of SFAS No. 123(R) versus $4.3 million of non-cash stock compensation for the nine months ended September 30, 2005 (associated with the Acquisition) and no expense for the three month period ended September 30, 2005. We incurred $0.4 million and $2.2 million of increases, respectively, related to salaries/wages and temporary contract labor for the three and nine month periods ended September 30, 2006 versus the same periods in 2005. These increases were a result of a) ongoing information technology projects which were delayed from initial expected release dates, as a result we invested in personnel in advance of the technology to start realizing benefits b) increased number of personnel in our Pharmaceutical Services line and in our Medical Products and Services line related to increased volume and customer service considerations, and c) addition of key management positions and annual salary increases.

Bad debt expense, which is a component of operating expense, was stable in the three months ended September 30, 2006 versus the same period ended 2005, however, bad debt expense increased $2.3 million for the nine months ended September 30, 2006 versus 2005. This increase is due primarily to the change in the estimation factor for anticipated future losses from 0.85% for the first quarter of 2005 and 1.4% in the second quarter of 2005 to 2.5% of net sales for the third quarter of 2005 through the three and nine months ended September 30, 2006 as well as the increase in revenues for the three and nine month period over period. The estimation factor increased as a result of analysis performed during the third quarter of 2005 that indicated the factor being used should be increased to address the collection risk of the Company’s portfolio of receivables.

Other increases to operating expenses for the three months ended September 30, 2006 include $0.9 million of professional and consulting fees related to increased bank fees and various business process consulting projects. For the nine month period ended September 30, 2006 versus 2005, operating expense increases include $1.9 million of professional and consulting fees related to the S-4 filing, IT consulting and sales and marketing initiatives associated with our Medical Products and Services sales force, and $1.1 million of sales tax expense.

Transaction Expenses. Transaction expenses of $24.7 million for the nine month period ended September 30, 2005 include expenses incurred by the selling shareholders upon sale of the Company on March 31, 2005. These expenses include a $7.3 million long-term incentive payment to a former employee pursuant to the terms of his employment contract, $7.1 million in fees to the former owner, $6.2 million in fees to the Company’s financial advisor, a $2.6 million long-term incentive payment to a former officer pursuant to the terms of his employment contract, $0.6 million in payments to employees, $0.6 million in legal expenses and $0.6 million in other fees and accounting-related expenses.

Adjustment to Allowance. Adjustment to allowance expense of $15.5 million for the three and nine months ended September, 30 2005 is more completely described in Note 5 of the Notes to Condensed Financial Statements.

Adjustment to Sales Tax Liability. Adjustment to Sales Tax Liability of $3.0 million for the three and nine months ended September 30, 2005 was a result of inquiries from several states regarding the Company’s sales tax filing practices. Based on these inquiries, the Company performed a review of its existing liability for sales tax payable. This analysis included researching the taxability of the Company’s product categories in all states, the voluntary disclosure benefits, and the sales tax exposure existing with all states. The Company’s analysis was completed in the third quarter of 2005 and accordingly the Company incurred a charge and a corresponding adjustment to increase its sales tax liability.

Depreciation and Amortization. For the three and nine month period ended September 30, 2006, depreciation and amortization increased $0.3 million and $2.7 million, respectively, versus the same periods ended September 30, 2005. The increase in the three month period is a result of capitalizable projects started in late 2005 and completed in 2006 and the increase in the nine month period is a result of amortizable intangible assets resulting from the Acquisition consummated on March 31, 2005.

Operating Income. For the three month period ended September 30, 2006, operating income increased $19.0 million versus the same period in 2005, primarily due to the adjustments for allowance for doubtful accounts and sales tax liabilities totaling $18.5 million recorded in the third quarter of fiscal 2005. During the nine month period ended September 30, 2006, operating income increased $43.2 million to income of $6.5 million from a $36.7 million loss for the same period ended September 30, 2005. This increase is due principally to the effects of the transaction expenses of $24.7 million incurred in the first quarter of 2005 and the allowance for doubtful accounts and sales tax liabilities adjustments.

Interest Expense. Interest expense increased by $0.8 million for the three month period ended September 30, 2006 versus the same period in 2005, but decreased by $1.1 million for the nine month period ended September 30, 2006 versus the same period in 2005. The increase in interest expense for the three month period ended September 30, 2006 is a result of an increase in LIBOR rate of approximately 1.6% versus the same period in 2005. The decrease in interest expense for the nine month period in 2006 versus the same period in 2005 is the result of capitalized debt issuance costs incurred in 2005 being written off in 2005 as a result of a refinancing under the Company’s Senior Secured Notes and Senior Secured Revolving Credit Facility associated with the permanent financing for the business purchase transaction offset by an increase in LIBOR rates over the nine month period ended September 30, 2006.

Income Tax Benefit. For the three and nine month periods ended September 30, 2006, the income tax benefit decreased $7.2 million and $17.6 million, respectively, from the same periods ended September 30, 2005. The September 30, 2005 income tax benefit of $21.1 million was the result of a loss before income taxes arising from the costs associated with the business purchase transaction. If the 37.6% effective rate remains constant for the remainder of the year, it would reflect a 0.6% decrease from the effective tax rate at December 31, 2005 of 38.2%. We currently expect to be able to utilize the tax benefit through the reversal of deferred tax liabilities in future periods.

Liquidity and Capital Resources

Operating activities provided $7.4 million of cash flow for the nine month period ended September 30, 2006 compared to a use of $23.0 million for the comparable period in 2005. The change in operating cash flow activities is due primarily to a) transaction expenses incurred in connection with the Acquisition in 2005 of $24.7 million, b) receipt of income tax receivables in the nine month period ended September 30, 2006 of approximately $8.0 million, and c) $2.7 million of additional depreciation and amortization during the nine month period ended September 30, 2006 versus the same period in 2005. These provisions were offset by increases in accounts receivable of $14.2 million for the nine month period ended September 30, 2006 versus $16.5 million for the comparable period in 2005. Day’s sales outstanding for the nine month period ended September 30, 2006 was approximately 72.0 days versus 86.5 days for the same period in 2005 using the accounts receivable balance prior to the adjustment of $15.5 million to the allowance for doubtful accounts at September 30, 2005 and 67.9 days subsequent to the adjustment to allowance for doubtful accounts.

During the three and nine months ended September 30, 2006, cash collections averaged $25.9 and $26.1 million per month, respectively, a $1.1 and $2.5 million increase over the same respective periods in 2005. Sequentially, however, there was a $1.5 million decrease in average monthly cash collections from $27.4 million for the three months ended June 30, 2006. This decline from the second quarter is primarily a result of turnover within our collections department and timing required to adequately train new associates.

We are aggressively addressing the turnover of our collection staff and have hired new employees for most of the open positions. We have also implemented a retention bonus program along with a performance incentive program targeting our collection personnel. In an effort to improve overall efficiencies we are pursuing a number of initiatives including business process outsourcing and partnering with a third party to electronically apply cash based on our invoice data and customer remittance advice reports. While not necessarily indicative of future cash collection results, cash collections for October 2006 exceeded $29 million as a result of these efforts. Our cash balance decreased from $4.3 million at June 30, 2006 to $3.6 million at September 30, 2006 as a result of decreased collections and our quarterly interest payment relating to our outstanding debt obligation.

Investing activities used cash of $12.1 million in the nine month period ended September 30, 2006 compared to $304.2 million for the nine months ended September 30, 2005. Cash used by the predecessor’s investing activities in 2005 reflects payments made to the selling shareholders in connection with the Acquisition. The proceeds from income tax refunds received in the nine month period ended Sept 30, 2006 were disbursed to the former owners as required by the purchase agreement. Capital expenditures were $3.3 million for the nine month period ended September 30, 2006 versus $2.1 million for the comparable period in 2005. These expenditures relate primarily to ongoing capitalizable IT projects and software improvements.

There were no financing activities for the nine months ended September 30, 2006 compared to $329.9 million in the same period in 2005. Cash provided in 2005 was from borrowings on the revolving credit facility and proceeds from long-term debt during the six months then ended, as well as cash capital contributions from the parent company, partially offset by the repayment of the debt.

In connection with the Acquisition on March 31, 2005, we entered into a senior secured revolving credit facility. The senior secured revolving credit facility consists of a $40 million revolving loan, subject to a borrowing base test. Based on the covenant levels under the senior secured revolving credit facility, we had, as of September 30, 2006, $16.1 million of available borrowing capacity under the revolving credit facility.

Subsequent to September 30, 2006 and following our quarterly interest payment, we borrowed $3.5 million on our revolving credit facility. Funds from this borrowing were used to meet ongoing working capital requirements. We have, as of October 31, 2006, approximately $8.9 million of available borrowing capacity under our revolving credit facility.

The senior secured revolving credit facility is guaranteed by the parent, and secured by a first priority lien on substantially all of the Company’s and the parent’s current and future assets, including all of the capital stock of MSC. Concurrent with the senior secured revolving credit facility, we entered into a $175.0 million senior secured term loan facility in order to finance a portion of the purchase price for the Acquisition and the related transaction fees and expenses.

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

On June 21, 2005, we issued senior secured floating rate notes due 2011 in the principal amount of $150.0 million with net proceeds of $148.5 million. We used the net proceeds together with additional borrowings under its senior secured revolving credit facility to repay the remaining indebtedness under its senior secured term loan facility and to pay fees and expenses in connection with such offering.

We believe that, based on current levels of operations and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under our senior secured revolving credit facility, will be sufficient to fund operations, anticipated capital expenditures and required payments on our debt for at least the next 12 months. In connection with our borrowings, we made interest payments totaling $14.5 million in the nine month period ended September 30, 2006. Our available sources of liquidity are dependent upon future operating performance, which, in turn, is subject to factors beyond our control, including the conditions of the workers’ compensation industry. The Company cannot assure that its business will generate cash from operations, or that it will be able to obtain financing from other sources, sufficient to satisfy its debt service or other requirements.

As of September 30, 2006, the Company was compliant with all debt covenants.

Critical Accounting Estimates and Policies

There has been no change in the Company’s Critical Accounting Estimates and Policies, as disclosed in the Registration Statement on Form S-4 amended May 17, 2006.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Due to the significant amount of indebtedness that we have incurred in connection with the Transactions, we are exposed to interest rate risk. Pursuant to the terms of our senior secured revolving credit facility, we are required to enter into interest rate swap contracts such that at least 50% of all of our and our parent’s indebtedness is subject to fixed interest rate protection. Based on our current hedging positions, under which we have secured a fixed rate for over 50% of our indebtedness, and outstanding debt at September 30, 2006, a 1% increase in interest rates would result in an increase in interest expense of $0.4 million.

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

Item 6 – Exhibits

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

MSC–Medical Services Company

Date: November 13, 2006	By:	/s/ JOSEPH P. DELANEY
Joseph P. Delaney
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2006	By:	/s/ GARY S. JENSEN
Gary S. Jensen, Chief Financial Officer (principal financial and accounting officer)