Form 10-K
period 2006-12-31
MSC-Medical Services CO
filed 2007-03-28
CIK 1357234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2006
Common Stock, $1.00 par value per share	100 shares

CAUTIONARY STATEMENTS

Unless specified to the contrary, all information in Part I of this Annual Report on Form 10-K is reported as of December 31, 2006, which was the end of our most recently completed fiscal year.

Forward-Looking Statements

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and other communications. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K that involve risks and uncertainties include, without limitation:

•	Management’s expectation that gross margin, gross profit and net (loss) income may be positively or adversely affected as a result of completed or ongoing requests for proposals;

•	Management’s expectation that as the average wholesale price of pharmaceuticals moves up or down, revenue and cost of revenue moves correspondingly, leaving gross profit margins largely unaffected;

•	Management’s expectation that tax benefits will be utilized through the reversal of deferred tax liabilities in future periods;

•

Management’s expectations and estimates of revenue impact, net income impact, and cash flow impact from the loss of the Liberty Mutual pharmacy benefit management contract as discussed in the Subsequent event section of Management’s Discussion and Analysis; and

•

Management’s expectation that current levels of operation and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under its senior secured revolving credit facility, will be sufficient to fund its operations, anticipated capital expenditures and required payments on its debt for at least the next 12 months.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A. Risk Factors. In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 1A. Risk Factors.

PART I

ITEM 1.	BUSINESS

Unless the context indicates or otherwise requires, the terms “The Company,” “we,” “us,” “our,” and “MSC” refer to MSC-Medical Services Company and “our parent” refers to the owner of 100% of our equity interests, MCP-MSC Acquisition, Inc. MSC-Medical Services Company became a wholly owned subsidiary of MCP-MSC Acquisition, Inc. on March 31, 2005.

The Company

MSC is one of the largest procurement providers of pharmacy and medical products and services to workers’ compensation payors in the United States. We coordinate the delivery of these products and services from our vendor network to workers’ compensation patients on behalf of our clients, which include large insurers, state or local governments, self insured companies and third party administrators, or TPAs. By offering our clients a “one stop shop” to outsource these activities, we offer cost savings by leveraging purchasing volumes and by reducing the administrative burdens associated with directly procuring such products and services. We serve 22 of the 25 largest workers’ compensation insurers and all 10 of the largest TPAs.

We have built a proprietary nationwide network of over 7,000 vendors to provide over 20,000 health care products and services to ill or injured workers outside the clinical setting. After a physician treats the affected worker, a regimen of care is prescribed, including a suite of products and services to be delivered outside the clinical setting. The products and services that we provide can be divided into two groups:

•

Pharmaceutical Services: The Company’s Pharmacy Benefit Management (“PBM”), and Mail Order Pharmacy product lines together represented 53.7% of our 2006 revenues and 53.0% of our 2005 revenues. We administer prescription drug services through a retail card program and also offer mail order delivery services which, effective August 15, 2005, were outsourced to an outside vendor.

•

Medical Products and Services: The Medical Devices, Orthotics & Prosthetics, Durable Medical Equipment and Medical Supplies product lines represented 28.4% of our 2006 revenues and 30.4% of the Company’s 2005 revenues. The Home Health Services and Transportation/Translation product lines represented 17.9% of 2006 revenues and 16.6% of 2005 revenues. With each of the products and services, we identify vendors from our network, procure products and services and follow up with patients in an effort to ensure their satisfaction with the products and services delivered.

Case managers typically handle hundreds of cases at a time and may need to order multiple Medical Products and Services over a period of months to years for each case. We streamline the time-consuming process of administering, procuring and billing for these products and services, which we estimate represent only approximately 18% of total workers’ compensation claims expense. Our clients have increasingly outsourced these activities to enable their case managers to focus on managing indemnity payments and hospital, clinic and physician costs, which we estimate represent the remaining 82% of the claims expense. A typical case management process involving our Medical Products and Services proceeds as follows:

•	A workers’ compensation payor is notified of a workers’ compensation injury and assigns the claim to a case manager;

•	The case manager administers indemnity payments and coordinates medical care with hospitals and doctors;

•	After the patient is discharged from the hospital and as need for our products and services arises, the case manager contacts an MSC customer service representative (“CSR”);

•

Our CSR identifies the optimal supplier (by quality, location and price) from our vendor network, obtains payment authorization (either written or verbal) from the payor and contacts the patient after delivery in an effort to ensure patient satisfaction with products and services delivered; and

•	We send a customized bill to the payor.

Our PBM services enable clients to more effectively manage pharmaceutical costs. Our pharmacy service offering provides patients with a retail card to present to pharmacists for workers’ compensation related prescription fills. As part of the PBM service we contact patients before and after delivery of the retail card to encourage its use. By increasing usage rates and therefore increasing penetration, we help clients realize direct cost savings through the lower prices we have negotiated via our network. In addition, our program enables our clients to more effectively manage their overall spending on pharmaceuticals by controlling drug utilization through a customized formulary. Our efforts to increase card usage are particularly important to workers’ compensation payors because legislation generally does not allow a payor to limit claimants’ to use of a specific provider network.

For the workers’ compensation insurance carriers and TPA’s we employ a two-pronged sales and marketing strategy that targets clients’ corporate and field offices. At the corporate level, we seek designation as a preferred provider on our product and service offerings. Obtaining preferred provider status typically indicates that our client will work, in conjunction with our sales force, to increase usage of our products and services by case managers. In the field offices, our sales force educates case managers on the benefits of using our services, thereby increasing our penetration rate within that particular customer account.

Industry Overview

According to the Survey of Occupational Injuries and Illnesses by the Bureau of Labor Statistics (BLS), U.S. Department of Labor, nonfatal workplace injuries and illnesses occurred at a rate of 4.6 cases per 100 equivalent full-time workers among private industry employers in 2005. This was a decline from the rate of 4.8 cases per 100 equivalent full-time workers reported by the BLS for 2004. The rate resulted from a total of 4.2 million nonfatal injuries and illnesses in private industry workplaces during 2005, relatively unchanged compared to 2004, and a 2 percent increase in the number of hours worked. Incidence rates for injuries and illnesses combined declined significantly in 2005 for most case types, with the exception of cases with days away from work.

According to IMS Healthcare, Inc. (“IMS”), an independent third party provider of information to the pharmaceutical and healthcare industry, pharmaceutical sales in the United States are expected to grow between 4% and 5% in 2007 and between 5% and 8% compounded annually over the next five years. IMS also forecasted that certain sectors of the market, such as biotechnology, specialty products and the generics market will grow at higher rates.

The factors contributing to the growth of the pharmaceutical industry in the United States, and other industry trends, include:

Introduction of New Pharmaceuticals. Traditional research and development, as well as the advent of new research, production and delivery methods, such as biotechnology and gene research and therapy, continue to generate new compounds and delivery methods that are more effective in treating injuries and diseases. These compounds have been responsible for significant increases in pharmaceutical sales. We believe ongoing research and development of pharmaceutical drugs will provide opportunities for continued growth of our Pharmaceuticals business.

Increased Use of Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to treat injuries. While aggregate healthcare costs have risen, we believe drug therapy has had a beneficial impact on overall healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 10% of overall healthcare costs. Pharmaceutical manufacturers’ continued emphasis on research and development is expected to result in the continuing introduction of cost-effective drug therapies and new uses for existing drug therapies.

Legislative Developments. The Deficit Reduction Act of 2005 (“DRA”) will reduce Medicaid reimbursement for certain prescription drugs, and the U.S. Congress may consider further reductions to Medicaid reimbursement. These policies may adversely affect our Pharmaceuticals business directly.

Expiration of Patents for Brand Name Pharmaceuticals. A significant number of patents for widely-used brand name pharmaceutical products will expire during the next several years. We consider this a favorable trend because generic products have historically provided a greater gross profit margin opportunity than brand name products.

Business Strategy

Increase Sales at Our Existing Clients

We have an experienced sales force that is well-positioned to increase sales at our existing clients. We estimate that purchases by our top ten clients represent less than 25% of their aggregate spending on the types of products and services we provide. We seek to increase sales to existing clients by:

•

Obtaining Preferred Provider Status. We seek to leverage our reputation and our track record to gain preferred provider status at existing clients where we are not currently a preferred provider. At clients where we are currently a preferred provider for certain products or services, we seek to extend preferred provider status to a broader array of our product and service offerings. Since the beginning of 2003, 10 of our top 20 clients have awarded us with preferred provider status in additional product lines. One of these clients, Liberty Mutual, accounted for approximately 19% of total unadjusted billings for both Pharmaceuticals and Medical Products and Services for the year ended December 31, 2006 (See Subsequent event in Management’s Discussion and Analysis and Notes to Financial Statements # 20—Subsequent event for additional information).

•

Increasing Client Utilization of our Network. We work with each client to maximize use of our network by directly marketing to field offices. Examples of our direct marketing effort include frequent contact with individual case managers to foster relationships, training case managers on using our services, continuing education sessions in coordination with vendors and reviewing our clients’ claimant histories to identify attractive opportunities for outsourcing. For clients where we are a preferred providers, we focus these efforts on offices and case managers that we, in conjunction with those clients, have identified as having significant potential for increased use of our network to procure products and services. We also review adjuster usage patterns to focus on those adjusters who are not currently utilizing the full complement of our product offerings to understand why and what can be done to increase penetration.

Continue to Pursue New Clients

We target new client relationships and have a strong track record of winning accounts. During the year ended December 31, 2006, we gained 70 new clients, of which 27 will be using both our Pharmaceuticals and Medical Product and Services lines. We believe that our two-pronged sales approach, reputation for quality service, national coverage and scale, and competitive pricing position us well to win new clients. In addition, we have an opportunity for additional revenue growth due to our strong competitive position in the fragmented markets we serve, especially the Medical Product and Services product category.

Increase Margins Through Cost Management

In the past, we focused our efforts primarily on increasing sales and quality of service, with a limited focus on increasing profit through cost management. During 2005 and continuing into 2006, we began to focus on leveraging our size and reducing costs through several strategic initiatives:

•	Vendor Management (Pharmaceuticals). We negotiated and will continue to negotiate pricing with our pharmaceuticals vendors based on Managements analysis of costs.

•

Vendor Management (Medical Products and Services). We continue to implement this initiative in Medical Products and Services by negotiating lower pricing and identifying preferred vendors based on price, quality and geographic considerations. Additionally, Point Right, our vendor management software, allows CSRs to identify and increase utilization of these preferred vendors, avoiding more costly, one-time orders from vendors outside of our preferred vendor network. We are extending this initiative on a product by product basis and giving priority to our largest product lines and the largest states served.

•

Inventory Management (Pharmaceuticals, Medical Products and Services). We have reduced our on-hand inventory levels by employing “just-in-time” inventory management and utilizing outside vendors to ship product directly to patients. For example, effective August 15, 2005, we entered into an agreement with an outside vendor to outsource our Mail Order Pharmacy services. This relationship has allowed us to reduce costs in our Pharmaceuticals product line.

•

Optimization of Case Management Process. We are in the process of streamlining aspects of our more manual and paper-based product and service offerings, such as Home Health and Transportation. We are implementing improvements in all of our product lines to enhance workflow by streamlining and automating the claims handling process, including additional updates to a previously released desktop function for CSRs called CSRD; which has increased the number of claims handled per hour by our CSRs.

•

Automation of Cash Application Process. We have implemented our Health Logic/Bank Of America lock box project to increase the percentage of cash receipts which “auto post”. This project has substantially improved our “auto post” rate (i.e. increased to approximately 75%) and generated significant efficiencies in our cash application process by reducing manual intervention.

Product Lines

Our products and services are listed below in order of revenue contribution:

PBM services. Our PBM services are predominately administered through a retail card program that enables patients to access prescription drugs at over 62,000 retail and institutional pharmacies nationwide (over 90% of total pharmacies). We also provide clinical support services such as drug utilization review and formulary management. Our PBM services program benefits clients and patients by providing convenient access to prescribed medications while controlling eligibility, drug safety and drug suitability through a proprietary formulary designed for workers’ compensation injuries and customized for our clients. We also provide certain clients with a retroactive review of a patient’s prescription history to recommend improvements in treatment and reductions in drug costs. We currently have an exclusive partnership with one vendor, Restat, a division of The F. Dohmen Co. (“Restat”), who has contracted with national pharmacies at negotiated rates for prescription pharmaceuticals offered in our PBM services product line.

Medical Devices. We provide, through our vendors, a wide variety of medical devices, including electrotherapy devices, continuous passive motion machines, bone growth stimulators and transcutaneous electrical nerve stimulation units (“TENS units”). In addition to coordinating delivery of these devices, we actively monitor equipment usage and manage the ordering of monthly supplies such as batteries, electrodes and other consumables. These add-on services minimize costs by shipping only necessary supplies each month.

Home Health Services. We coordinate in-home nursing, IV therapy, home health aide and rehabilitation and therapist services for workers’ compensation patients. Our CSRs directly communicate with patients and in-home nurses and therapists to verify that patients receive appropriate care. We regularly conduct follow up surveys with patients after they receive services in an effort to ensure patient satisfaction.

Durable Medical Equipment (DME). We procure the delivery of in-home equipment to workers’ compensation patients, including such items as hospital beds, wheelchairs and patient lifts. After delivery of the equipment, our CSRs follow up with the patient to verify that the vendor provided timely delivery, sufficient product explanation and training and all necessary support services. We provide over 2,900 products in our DME line.

Orthotics & Prosthetics. We coordinate with patients to provide treatment from a practitioner who will fit orthotics and prosthetics in the patient’s home or in the practitioner’s office.

Mail Order Pharmacy. Prior to August 2005, we provided patients with home delivery of prescription drugs from our pharmacy located in Jacksonville. Effective August 2005, we outsourced our Mail Order Pharmacy Services to an outside vendor.

Transportation. We procure transportation services for patients, including ambulatory services, air transportation services, and wheelchair and stretcher services from the hospital to the patient’s home, as well as transportation to and from caregivers’ offices or hospitals for aftercare. We also provide translation services between non-English speaking patients and healthcare professionals or insurance carrier representatives. Revenues from this service are included in transportation revenue.

Medical Supplies. We provide patients with basic medical supplies, including wound care, urinary care and other common and easily-shipped personal care products. These medical supplies are products commonly utilized when providing health care, such as gauze, sterile gloves, wraps, bandages, tubing or swabs.

Sales and Marketing

Corporate Sales Team Organization

Our nationwide sales and marketing organization is led by our Senior Vice President of Sales and our Vice President of Marketing and Business Development and Vice President of Pharmacy Sales.

The field sales force is led by Regional Vice Presidents (“RVPs”) and Regional Area Directors, who are responsible for identifying and responding to preferred provider opportunities at the corporate level of potential clients as well as directing the activities of field sales representatives in their respective regions. Within these regions we introduced Pharmaceutical-specific RVPs in 2006 whose focus is growing new Pharmaceuticals business while our Medical Products and Services team focuses on increasing penetration within our existing customer relationships as well as winning new Medical Products and Services business on a regional basis. Both RVPs and our field sales representatives are responsible for visiting individual claims offices and educating case managers on the products and services that we offer as well as our record of cost containment and high-quality client service.

While our field sales force is organized by region, our inside sales force is organized by client so that we are able to fulfill each client’s specific billing, reporting and client service requirements. Through direct mailers, promotional products and continuous client contact, the inside sales force works to maintain our prominent position within each claims office.

We offer our sales force an attractive base salary and the potential for incentive bonuses in an effort to foster a team environment within our sales organization. Management believes that this positive team environment is critical to building and maintaining solid relationships with case managers, which enable us to increase sales penetration within claims offices.

Sales Process

We have a two-pronged approach to sales development at large insurance carriers and TPA customers. The first tier is at the payor’s headquarters, where we seek preferred provider status from each client on our offered products and services. Our Vice President of Marketing and Business Development, Senior Vice President of Sales and Regional Vice Presidents and Regional Area Directors are primarily responsible for actively managing this level of sales. Activities within the first tier include:

•	Proposal development and submission, with a focus on establishing preferred provider relationships;

•	Formulation of customized services for our larger clients;

•	Development of claims office communication plans and detailed roll-out schedules;

•	Collaboration with clients to maximize outsourcing to MSC;

•	Corporate level presentation of our cost containment, high-quality products and services, and customized case management capabilities; and

•	Representation at national trade shows and industry seminars oriented towards workers’ compensation insurers and TPAs.

The second tier of sales development occurs at the case manager level at clients’ claims offices. We work in connection with our payors’ corporate offices to promote our services. While many payors recognize the benefits of outsourcing the procurement of Medical Products and Services, the decision on a case-by-case basis often remains with a case manager, and payors are often reluctant to mandate compliance with corporate policies. As a result, the presence of our sales force within claims offices and our continued efforts to maximize case manager usage of our services is key to increasing network compliance.

With our information technology system (“IT System”), we are able to analyze purchases of our products or use of our services by claims offices and case managers and can target sales force efforts where we believe we can have the greatest impact. Our sales force seeks to maximize contact between our sales representatives and case managers through the following activities:

•	Educating case managers about our ability to deliver high-quality products and services while saving case managers time and money;

•	Sponsoring continuing medical education (CME) seminars in conjunction with our vendors, in which we showcase our products or services;

•	Conducting file reviews, where we review claimant histories to identify opportunities for outsourcing, at the request of our clients; and

•	Representing MSC at regional trade shows oriented towards case managers.

Information Technology

The IT System provides billing, sales and vendor management and customized reporting. The core of the system is a medical distribution program from Fastrack Healthcare Systems. The Fastrack order entry system simplifies the order entry process, allows for better electronic workflow and helps us to track operating metrics. Currently, all of our CSRs utilize the order entry system and corresponding sub-systems.

In January 2005 a new application called Point Right was implemented to increase the utilization of our preferred vendors. Point Right determines the best vendors based on criteria such as price, quality and geography and presents these vendors to the CSR. We have converted all of our Durable Medical Equipment vendors and products to the Point Right application as of December 2006 and we are currently in the process of converting our Nursing vendors. As of October 2005, Point Right was integrated into our CSR desktop function as discussed below.

In October 2005, we introduced our desktop function for our CSRs called CSRD. CSRD, which was primarily developed for the Intake Department, is a proprietary front-end system where data entry has been streamlined and performance enhanced. Instead of using Fastrack, Intake associates input data to the CSRD system. This data is then saved to Fastrack, processing the order and obtaining the required referrals, while interfacing with other corresponding sub-systems allowing for improved efficiency.

As part of our 2005 IT System enhancements, MSC developed “Auto Authorization” which automated the process of obtaining authorization when a prescription is denied at the pharmacy. Prior to the automation of this process, the pharmacist was required to call MSC and a CSR would enter the prescription information into MSC’s website (OASIS) so that it could be accepted or denied by the adjuster. A CSR would then communicate the adjuster’s decision back to the pharmacy via phone or fax. The Auto Authorization application has significantly reduced the need for CSR’s manual intervention by taking an electronic denial from the pharmacy and routing it to the adjuster via email and MSC’s website. This process results in better application of the customer’s business rules, as well as reduced wait time for claimants at pharmacies. Under this process, the adjuster is able to log into the website and authorize or deny the prescription and the result is automatically faxed to the pharmacy. Auto Authorization was introduced on a limited scale in October 2005 and further enhancements, as well as a full roll-out were completed during fiscal 2006.

We employ Electronic Data Interchange, or EDI, with certain customers and vendors. EDI facilitates the electronic exchange of orders and invoices between MSC and a client or vendor, eliminating the need for manual data entry. Upon receiving a claim from our clients, our system creates invoices which are prepared for transmission and sent electronically to our clients, rather than printed and mailed. Benefits of EDI include lower processing costs and reduced error rates. Substantially all of our Pharmaceuticals product line employs EDI. During 2006 we added 11 additional Pharmaceuticals customers to EDI. For 2007, we will continue to encourage additional Medical Products and Services customers to increase EDI usage. As of December 31, 2006, the total of all EDI customers was 61. In addition to EDI, we offer our customers an Electronic Funds Transfer option for the settlement of payments to us. We believe that our productivity and margins will continue to improve as additional clients adopt EDI and Electronic Funds Transfer.

The states of Texas and California are developing electronic billing standards for worker’s compensation claims. The state of Texas has announced that it will require all worker’s compensation payors and providers (subject to very limited exemptions) to utilize electronic billing effective January 1, 2008. The state of California will also require all worker’s compensation payors to be able to accept electronic billing from providers. No effective date for compliance has been set by the state of California, however, we anticipate such effective date to be in 2008.

Competition

We compete in a highly fragmented industry. Our competition consists of: (1) national procurement providers and national Pharmacy Benefit Managers; (2) local or regional networks or vendors who have direct relationships with physicians and payors; and (3) manufacturers who distribute their products directly to clients.

Quality, efficiency of service and pricing are the principal basis of competition in the worker’s compensation industry. We believe that our history of quality client service, our consistent efforts to maximize case manager usage of our services, and our competitive prices place us in a favorable position relative to our competitors. Our principal competitors among national procurement providers offering Pharmaceuticals and Medical Products and Services that we provide are PMSI (a division of AmerisourceBergen), Progressive Medical, One Call Medical, Health Esystems, Modern Medical, TechHealth and Cypress Care.

Specifically within our Pharmaceuticals product line, our competitors currently, and may in the future, include many well-established companies that have significant financial, marketing and other resources. We compete with a wide variety of competitors, including large national Pharmacy Benefit Managers, such as Medco Health Solutions, Caremark Rx, Inc. and Express Scripts, many of which have existing relationships with carriers on the group health side. New entrants to the market in 2006 include Aetna and Coventry/First Health who have existing relationships with many of our customers providing group health related services. Each of these companies has national sales and account teams, mail service pharmacies and extensive technology infrastructure. We believe that our disciplined focus on the workers’ compensation industry and our systematic efforts to maximize usage of our Pharmaceuticals services are a competitive advantage relative to larger national Pharmacy Benefit Managers, for which workers’ compensation claims are only a small portion of their overall service offering.

Employees

As of December 31, 2006, we employed 658 full time employees. We believe that we have a good working relationship with our employees. None of our employees are subject to a collective bargaining agreement.

Available Information

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). Any documents that have been filed with the SEC may be read and copied, at prescribed rates, at its Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These documents are also filed with the SEC electronically and are accessible on the SEC’s Internet website found at www.sec.gov. Copies of materials filed with the SEC may also be obtained free of charge by writing to: MSC-Medical Services Company, 11764-1 Marco Beach Dr, Jacksonville, FL 32224, ATTN: Kevin Bass

ITEM 1A.	RISK FACTORS

Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to Our Business

Intense competition may erode our profit margins.

The provision of health care products and services for the workers’ compensation industry is highly competitive. We compete primarily with the following:

•	National procurement providers and national Pharmacy Benefit Managers;

•	Local or regional procurement providers or vendors who have direct relationships with physicians and payors; and

•	Manufacturers who distribute their products directly to clients.

We compete based on client service and ability to drive utilization, as well as on cost containment and clinical management services provided to our customers. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our services to clients successfully. Competition in our market could lead us to reduce the prices that we charge to our clients, which would exert pressure on our gross profits and gross margins. If we do not compete effectively, our business, profitability and growth prospects would suffer.

Competition from other national procurement providers and national Pharmacy Benefit Managers could adversely affect our future financial results. Our principal current competitors among national procurement providers and national Pharmacy Benefit Managers are PMSI (a division of AmerisourceBergen), Progressive Medical, Concentra Operating Corporation, Express Scripts, Modern Medical, TechHealth and Cypress Care. Some of these competitors have greater financial resources than we have. Market share gains by these competitors would affect our ability to grow our business.

If additional large, national health care entities that do not currently directly compete with us move into the workers’ compensation Pharmaceutical services and Medical Products and Services market, competition could significantly increase. Larger, national health care entities have significant financial resources, national sales and account teams, mail order pharmacies and extensive technology infrastructure. Because our Pharmaceuticals product line accounted for approximately 53.7% of 2006 revenue, if entities of national scope and leverage move meaningfully into the workers’ compensation pharmaceuticals market, our business, profitability and growth prospects could suffer. In addition, companies that currently compete in certain of our product lines could begin competing with additional product lines through the acquisition of an existing company or de novo expansion into new product lines. Additionally, consolidation, especially by way of the acquisition of any of our competitors by any large, national health care entity, could also lead to increased competition.

Historically, competition in the marketplace has caused us to reduce the prices charged to clients for core services. This trend toward lower pricing, as well as increased demand for enhanced service offerings and higher service levels, has put pressure on operating margins. We expect to continue marketing our services to larger clients, who typically have greater bargaining power than smaller clients. In order to attract these larger clients, we could be forced to further reduce prices, which would exert further pressure on our margins. We can give no assurance that new services provided to these clients will fully compensate for these reduced margins.

We are subject to credit risk with respect to the products and services that we provide on behalf of our clients.

Our business model is such that we are subject to credit risk on many of the products and services that we provide on behalf of our clients. Once we have identified a supplier from our vendor network, we purchase the product or service based on a referral received from our carrier client, who, in turn, pays us pursuant to our agreement for procuring services and the invoice submitted by MSC. Typically, a differential of approximately 65 to 75 days exists between the date of invoice and the date upon which we are paid by our client. We collect the majority of our receivables within 12 months; however, the collection period of some receivables ranges from 24 to 36 months. In the event that receivables are outstanding over long durations of time or in increased amounts, we may need to access our senior secured revolving credit facility or other financing sources to provide working capital for our business, and may incur additional expenses with respect to our collections. In addition, in certain situations, we could decide to write off a portion of such receivables in excess of reserves already established. This would have a negative effect on our operating margin and our net income, which effect could be significant. Many factors, including a failure of ours’ or our clients’ computer and communications hardware and software systems, could delay payment. To this extent, we depend on the efficient and uninterrupted operation of our and our clients’ information technology systems. See “—Failure in our information technology systems could significantly disrupt our operations, which could reduce our client base or result in lost revenue.”

Additionally, our clients may dispute the amount of our bills or may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. While the states in which we do business guarantee the payment obligations of workers’ compensation payors to varying degrees, we cannot be certain that we would be fully reimbursed in the event of a failure or default by one of our clients in payment. We may be materially and adversely affected in the event of a significant failure or default by our clients in payment. Certain of our clients account for significant portions of our revenue. In particular, one of our clients, Liberty Mutual Insurance Company and its affiliates (“Liberty Mutual”), accounted for approximately 14.3% of gross accounts receivable at December 31, 2006. If this customer were to go bankrupt or experience financial difficulty or for any other reason would not pay, a significant proportion of our total accounts receivable could become uncollectible, in which case we would likely have to make a substantial provision for bad debt or write off such accounts receivable, which would significantly reduce our net income (See Subsequent event in Management’s Discussion and Analysis and Notes to Financial Statements # 20—Subsequent event for additional information).

Failure in our information technology systems could significantly disrupt our operations, which could reduce our client base or result in lost revenue.

Our ability to efficiently and successfully coordinate the delivery of treatments, supplies and services to patients on behalf of our clients, as well as our ability to provide customized and efficient billing to our clients, is critical to our success and depends upon the data processing systems to:

•	receive and fulfill customer orders;

•	manage customer billings and collections;

•	provide point-of-sale product cost information;

•	track and report third-party billing services;

•	provide product reporting, such as product sales by vendor and vendor incentives earned;

•	manage centralized procurement and inventory management processes;

•	track and report regulatory compliance related to certain drugs and devices;

•	provide vendor rebate tracking, compliance, verification, and correction;

•	ensure payments to vendors are made in accordance with negotiated terms;

•	ensure certain key automated internal controls are operating;

•	report financial statements and related information on a quarterly basis to the public; and

•	process employee compensation and provide record keeping.

The Company’s business, financial condition and results of operations may be materially adversely affected if, among other things:

•	data errors are created by the system and remain undetected;

•	data processing capabilities are interrupted or fail to operate for any extended length of time;

•	data services are not kept current;

•	the data processing system becomes unable to support expanded business;

•	data is lost or unable to be re-stored or processed;

•	data security is breached;

•	product maintenance and upgrades to various systems, without reasonable notification, are no longer provided, by vendors; or

•	a revision is made to the estimated useful lives for certain computer software.

Our operating revenue and profitability could suffer upon our loss of one or more significant clients.

Our business model is dependent upon the development and retention of long standing client relationships. We have not formalized these relationships with many of our clients, including many of those that have awarded us preferred provider status, and therefore have not contractually protected our relationships. Additionally, clients with whom we have entered into written contracts are not obligated to use our services exclusively, or at all, and may terminate at their sole discretion, requiring up to 90 days advanced notice. For the year ended December 31, 2006, our largest client accounted for 19% of our unadjusted total billings, no other client accounted for more than 9% of unadjusted billings and our top ten clients accounted for 48% of unadjusted billings. The loss of one or more of our major clients could lead to a significant reduction in revenue and net income. In general, our client relationships are also subject to requests for proposal or other similar bidding processes pursuant to which we could potentially (a) lose the business of our clients or (b) be required to offer reductions in pricing, or other less favorable terms, in order to retain the business of our clients. Either of these events could have a material adverse effect on our business (See Subsequent event in Management’s Discussion and Analysis and Notes to Financial Statements # 20—Subsequent event for additional information).

If key employees leave MSC, our operating results may be adversely affected.

Many of our client relationships depend upon relationships that have developed over many years between management and our clients’ senior executives, and between our field sales force and case managers at our clients. If certain of these managers or certain of our regional field sales representatives leave us, our client relationships could be impaired, which could adversely affect our revenue. We cannot be certain that we will be able to retain these or any other key employees.

Additionally, we generally depend on our senior management for our operations. If some of these managers leave us, operating results could be adversely affected. We cannot provide any assurance that we will be able to retain these or any other key employees.

We are dependent on vendors for efficient provision of services.

Our business depends on third party vendors. We rely on these vendors to perform services or deliver products as ordered, and our margins are dependent on our ability to negotiate favorable pricing for products and services. Vendors’ failure to efficiently provide services or deliver products may result in additional costs to us, for example by requiring us to use an out of network vendor with whom we have not negotiated favorable pricing.

With respect to certain of our product lines, our vendor network is highly concentrated.

With respect to certain products and services, our vendor network is highly concentrated. We currently utilize Restat as our only vendor in our retail PBM services product line, which represented approximately 50.6% of our total 2006 revenue. Additionally, we contracted with an outside vendor to outsource our Mail Order Pharmacy services, effective August 15, 2005. As such, we now rely on a single vendor for our Mail Order Pharmacy product line. If either our PBM services vendor or our Mail Order Pharmacy services vendor were to breach its contract with us or suffer adverse developments affecting its ability to provide services to us, our business could be significantly disrupted. While replacements exist, the process of transitioning to a new vendor could be costly and time consuming and could materially affect our operations.

Failure to expand into additional product lines could impede our future growth and adversely affect our competitive position.

As part of our growth strategy, we may expand into new product lines. We might achieve this by contracting with vendors in a new product line, and marketing that line to our clients. An attempt at such development may not be successful. For example, we may partner with vendors who prove to be unreliable, or we may find that our clients’ demand for the new service falls short of our expectations. In such an event, we might lose our investment, including the value of our management’s and employees’ diverted time and energy.

We also might expand into new product lines through the acquisition of smaller regional and national procurement providers that we believe will, in each case, enable us to generate revenue growth and enhance our competitive position. Such future acquisitions may involve significant cash expenditures and operating losses that could have a material adverse effect on our financial condition and results of operations. Additionally, such future acquisitions may not lead to successful results, as acquisitions involve numerous risks and challenges including:

•	Difficulties assimilating acquired personnel and integrating distinct business cultures;

•	Difficulties in integrating IT and other business systems;

•	Diversion of management’s time and resources from our existing operations;

•	Potential loss of key employees or clients of acquired companies; and

•	Exposure to unknown or contingent liabilities of acquired companies, including liabilities for failure to comply with health care laws.

•	Further, the businesses we acquire may not perform well enough to justify our investment.

Changes in prescription patterns may affect our financial results.

Our financial results with respect to Pharmaceuticals will vary depending on the drugs prescribed to patients utilizing our retail card and our mail order pharmacy services. Filling of certain prescriptions creates more favorable margins than does filling of other prescriptions. The Company earns a higher margin on mail order transactions versus retail card transactions. Variables include the average wholesale price of the drug, whether a drug is under patent or generic and regulatory changes adopted by the various state workers’ compensation agencies, such as closed formulary directives. Changes in prescribing patterns may occur and may have a negative effect on our margins.

Occurrence of natural disasters, including hurricanes, may damage our facilities and limit our ability to operate.

Our operations are based in Florida. Effective March 31, 2006 we closed our Arizona location and consolidated operations in our facility in Jacksonville, Florida. The occurrence of a natural disaster in Florida could damage our facilities and limit our ability to operate. Material damage to our Florida facility could significantly disrupt the operation of our business. We have developed a business continuity plan, including plans for the relocation of IT Systems and staff, to limit the disruption to our business that a natural disaster might cause. Natural disasters could result in substantial facility-reconstruction costs to us, and additionally could result in disruption, delay or suspension of our business operations.

Significant delays or service interruptions during the Company’s planned location move during 2007 may limit our ability to operate.

The Company is currently planning on relocating our local office facilities in the third quarter of 2007. Current plans call for substantially all of the Company’s employees to be moved over an extended weekend. While we have developed a moving logistics plan and are working with a relocation specialist to plan and coordinate aspects of the move, any delays in personnel relocation or service interruptions to our phone systems or IT Systems could disrupt our operations and lead to customer service disruptions.

The Company’s indebtedness may limit its ability to obtain additional financing in the future and may limit its flexibility to react to industry or economic conditions.

The Company maintains an asset-based revolving line of credit (“LOC”), which permits maximum borrowings of up to $40 million. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable, subject to satisfaction of certain eligibility requirements. Any deterioration in the ability to collect on these assets could reduce the availability of borrowings under the LOC. At December 31, 2006, there were $20.1 million of outstanding borrowings under the LOC and the Company had sufficient assets based on eligible accounts receivables to borrow up to an additional $10.9 million.

Increases in the level of the Company’s indebtedness could adversely affect the Company’s liquidity and reduce the Company’s ability to:

•	obtain additional financing in the future for working capital requirements;

•	make capital expenditures;

•	make interest payments on its senior secured floating rate notes; and

•	react to changes in the industry and economic conditions in general.

Operating cash requirements are normally funded by borrowings under the LOC and cash flow from operating activities. The Company expects that sources of capital to fund future growth in the business will be provided by a combination of cash flow from operating activities, borrowings under the LOC and/or other financing arrangements. However, adverse changes to the Company’s operations may disrupt the Company’s ability to maintain adequate levels of liquidity.

If the Company is unable to generate sufficient cash flow from operating activities to service the indebtedness, the Company will be forced to adopt an alternative strategy that may include the following options:

•	reduce or delay acquisitions and capital expenditures;

•	sell assets;

•	restructure or refinance existing indebtedness; and

•	seek additional equity capital.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, our management may not be able to provide its report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2007 as required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and our independent registered public accounting firm may not be able to provide an unqualified attestation, or any attestation, on management’s assessment of the operating effectiveness of our internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report in our Annual Report on Form 10-K for the fiscal year ending December 31, 2007 that assesses the effectiveness of our internal controls over financial reporting. We have undertaken substantial effort to assess, enhance and document our internal control systems, financial processes and information systems and expect to continue to do so during fiscal 2007 in preparation for the required annual evaluation process. Significant use of resources, both internal and external, will be required to make the requisite evaluation of the annual effectiveness of our internal controls. While we believe we have adequate internal controls and will meet our obligations, there can be no assurance that we will be able to complete the work necessary for our management to issue the report in a timely manner or that management will conclude that our internal controls are effective.

Regulatory Risks

Changes in the regulation of workers’ compensation may affect our revenue and income.

Changes in the nature of health care delivery to workers’ compensation claimants, including the possible expansion of managed care practices in connection with such delivery, could fundamentally alter the nature of the industry in which we operate, thereby requiring us to make significant changes to our business and exposing us to new competition. Workers’ compensation benefits are federally mandated, state-regulated programs that require employers to provide comprehensive medical benefits and wage replacement to employees that are injured at work. Due to the complex nature of state and federal regulation of workers’ compensation, reimbursement practices differ from those in the general health care industry. States determine the level of medical care required to be provided, the ability of injured employees to select health care providers, and the maximum level of reimbursement. We may not be able to adjust our business model or operations to accommodate fundamental changes in workers’ compensation-related health care delivery and, even if we could do so, our profitability and growth prospects could suffer.

Over the last several years, we have seen substantial changes in the workers’ compensation system in the state of California, including its medical coverage and reimbursement system. Among the changes in the system was a significant reduction to the maximum amounts that we are allowed to charge our clients for our Pharmaceutical products. We currently generate more revenue in California than in any other state. We took several measures in response to this development, including cost reductions from our pharmacy vendors and some shifting from retail pharmacy fills to higher-margin mail order. Nonetheless, our results of operations (including our gross margins) were adversely affected by such changes during 2006. It is possible that there may be further changes in California or in other states. At least one state in which we do business has considered adopting a single-provider model. If a single provider model were adopted and we were not selected as the single provider (or as a subcontractor to the single provider), we could be entirely excluded from conducting operations in that state. Further changes in California or in other states could require substantial changes to our business, which could impose substantial costs on us; both in operating expenses and in changed revenue patterns, and could result in further margin reductions.

Our compliance in certain states may be subject to challenge.

As an intermediary between health care providers and workers’ compensation payors, we are subject to state laws and regulations affecting the delivery of health care to workers’ compensation beneficiaries. Such requirements may restrict our operations, including our billing relationships, the scope of our vendor network and the services that we provide to our clients, and impose reporting requirements with respect to claims amounts and health care delivery. In addition, there are regulations in certain states that may prohibit intermediaries from charging payors in respect of procured products and services comprehensive fees that are in excess of the purchase prices paid to vendors for those products and services and that do not separately itemize or bill administrative expenses. It is also possible that our billing arrangements with third party administrators and other similar organizations could be subject to challenge. We closely monitor requirements that are applicable to us, including possible changes to the existing regulations, and we have not been subject to any suit or investigation alleging noncompliance to date. However, it is possible that we may be found to be in noncompliance with current requirements or with any future requirements. An administrative or judicial determination that we are in noncompliance with any requirements could result in substantial costs to us, in the form of legal fees, fines and penalties, and modifications of our business structure that could be materially adverse to our business.

In addition, requirements imposed on our clients by state laws and regulations governing workers’ compensation-related health care delivery could affect us indirectly. For example, some states have adopted, and other states may adopt, regulations requiring workers’ compensation payors to report to the state the amounts paid to health care providers for products and services. We do not, in all instances, qualify as a health care provider, as such, reporting the amounts that payors pay to us may not satisfy such regulations. However, as in our Pharmaceuticals business, we do not always directly contract with health care providers, so we cannot always provide our clients such payment information. A challenge under such regulations could require us or our clients to restructure our or their payment and business arrangements in a manner materially adverse to our business.

Changes in state and federal regulations regarding pharmaceuticals could restrict our ability to conduct our Pharmaceuticals product line.

Numerous state and federal laws and regulations affect our Pharmaceuticals product line. The categories include, but are not necessarily limited to:

•	State legislation regulating Pharmacy Benefit Managers or imposing fiduciary status on Pharmacy Benefit Managers;

•	Laws regarding utilization of non-network pharmacies;

•	Legislation directing formulary composition, including requirements for generic substitution;

•	Drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation;

•	Pharmacy laws and regulations; and

•	Pending legislation regarding importation of drug products into the United States.

A number of state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation that involves certain of our competitors in the Pharmaceuticals product line. These investigations involve, among other issues, the propriety of the management of manufacturers’ rebates and the inappropriate coding of prescriptions. The outcome of the investigations and litigation involving some of our competitors could affect our business. For example, an outcome preventing Pharmacy Benefit Managers from receiving rebates from drug manufacturers could deprive us of a source of revenue and adversely affect our income.

Average wholesale price, or AWP, is a pricing benchmark published by First DataBank, Inc., as well as others, which is widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers for the drugs and biologicals they provide. First DataBank recently agreed to a proposed settlement of a legal proceeding that would require First DataBank to stop publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is publishing AWP at that future time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period. The settlement agreement is not final, and we are evaluating the potential impact that it could have on our business. We currently price and pay for pharmaceuticals based on AWP information derived from data published by a competitor to First DataBank. There can be no assurance that the settlement, if approved, would not have an adverse impact on the business of our customers and/or our business.

The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on health care entities. At this time, we can provide no assurances that such changes, if adopted, would not have an adverse effect on our business.

We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. Nonetheless, we cannot provide any assurance that one or more of the applicable agencies will not interpret the requirements differently, or, if an enforcement action were brought against us, that our interpretation would prevail. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, and these could materially affect the industry in which we operate and our ability to conduct our business. For example, if legislation were enacted permitting drug importation, our clients might obtain pharmaceuticals from foreign pharmacies. Similarly, in states where changes to the state-set maximum billing amounts may occur, such as occurred in California, and in other states where such limits already exist, it is possible, notwithstanding the negotiated character of our pricing, that we could be subject to liability or to repayment of excess amount in some instances for any billing in excess of the legal maximum. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us.

Changes in state health care, licensure or insurance laws could affect our business.

States commonly regulate parties involved in the delivery of health care. For example, many states have so-called all-payor statutes, often paralleling the federal Anti-Kickback and Stark laws, limiting the types of payments that can be made between health care providers and other parties who may influence referrals to those providers. Many of these statutes have not been interpreted to the extent of their federal analogues, and therefore are not as clear in their scope and application. Further development in such interpretations could cause our existing practices to be deemed to be in noncompliance, and therefore could impose costs on us, either as penalties of noncompliance or as the result of restructuring our relationships.

States also have varying licensure requirements. Prior to outsourcing of our mail order pharmacy, we were required in many states to hold licenses as an out-of-state mail order pharmacy. Pursuant to similar requirements, we currently must hold licenses in some states for the delivery of durable medical equipment. Although we believe that we are in compliance with such licensure requirements, it is possible that we are in noncompliance with the requirements of one or more states, and that such noncompliance could result in costs to us. Some states’ licensure requirements also extend to and regulate so-called preferred provider organizations (or similar entities that perform like functions), and entities that perform operations such as utilization and bill review in connection with the delivery of health care. It is possible that this type of regulation could broaden to encompass our business, and that such broadening could result in costs to us.

States also regulate workers’ compensation insurers. This regulation includes both licensure requirements and more direct operational restrictions on the activities of carriers. We do not believe that we are engaged in the business of insurance, and we therefore do not believe that we are subject to such regulation. However, a number of our customers are workers’ compensation insurers subject to state regulation. A change in the insurance laws or regulations of any state could alter the way that some of our customers elect to do business with us, or could make insurance regulations applicable to us directly. This could negatively affect our business.

Federal and state laws that protect patient health information may increase our costs and limit our ability to collect and use that information.

Because we are engaged primarily in the delivery of health care services to workers’ compensation claimants (and, to a significantly lesser degree, to claimants under our clients’ automobile-related personal injury protection policies) and do not electronically bill payors for any unrelated claims, we do not believe that we are at this point subject to the administrative simplification provisions of the federal Health Insurance Portability and Accountability Act of 1996 and related rules and regulations (HIPAA). HIPAA contains provisions generally applicable to three aspects of health care delivery: portability and continuity of health insurance for groups and individuals; fraud abuse and prevention; and information exchange. The Department of Health and Human Services has issued final regulations implementing the administrative simplification provisions of HIPAA concerning the privacy and security of individually identifiable health information, and the use of standard transactions and code sets for electronic transactions conducted by covered entities. The HIPAA privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including certain hospitals, physicians, pharmacies, group health plans and certain other health care providers) significant restrictions on the use and disclosure of individually identifiable health information. The HIPAA security regulations, with which compliance was required by April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The HIPAA regulations establishing electronic transaction and code set standards require that covered entities use standard transactions and code sets when electronically submitting or receiving to health plans individually identifiable health information in connection with certain health care transactions. These regulations became effective in October 2002, but Congress extended the compliance deadline until October 2003 for organizations that submitted a request for an extension. It is possible that HIPAA will, in the future, be expanded to cover entities engaged in our business, and if in the future we decide to expand our services to include the delivery of health care services to other insurers or payors, we would become subject to the administrative simplification provisions of HIPAA.

In addition, numerous state laws and regulations exist that govern the collection, disclosure, dissemination, use, security and confidentiality of patient information. Because our business requires us to process a substantial volume of patient information, many of those laws and regulations may apply or may be interpreted to apply to us. While we have implemented measures to protect this private information, the costs associated with any further requirements could be substantial, and failure to comply with privacy laws could expose us to substantial civil and criminal penalties. We can provide no assurance that the costs incurred in any future compliance efforts or in penalties that we may incur for failure to comply with privacy laws will not have a material effect on us.

Certain activities of our business could be challenged under consumer protection or other laws.

The federal government and states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to the delivery of, and the provision of insurance coverage for, healthcare services. Such investigations, lawsuits and settlements have targeted, among other issues, the exchange of financial incentives, deceptive billing practices and illegal billing price structures. Although we have not to our knowledge been the subject of any such investigation, lawsuit or settlement, it is possible that these laws could apply to certain activities of our business.

Tax legislation initiatives could adversely affect the Company’s net earnings and tax liabilities.

The Company is subject to the tax laws and regulations of the United States Federal, state and local governments. From time to time, various legislative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate will not be adversely affected by these initiatives. In addition, United States Federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal year 2006.

ITEM 2.	PROPERTY

We lease our main facility, including our executive offices, which is currently located at 11764-1 Marco Beach Dr., Jacksonville, Florida 32224. Effective March 31, 2006, we closed our Arizona facility and moved its operations to our main facility in Jacksonville. Costs incurred for the closing were less than $0.1 million.

Effective December 4, 2006, MSC—Medical Services Company entered into a full service lease agreement with South Shore Group Partners, LLC for new corporate headquarters office space of approximately 100,000 square feet located at The Aetna Building, 841 Prudential Drive, Jacksonville, FL 32207. The lease has a 94 month term commencing on the later of (i) May 1, 2007, or (ii) the completion of certain tenant-specified improvements to the premises. The lease provides for an option to renew and extend the lease for two terms of five years each, commencing at the expiration of the initial term of the lease. MSC also has the option to contract 24,415 square feet of the space through calendar year 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely decided, would have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Shares of the Company’s common stock are not quoted for sale on any public market.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data, as of the dates and for the periods indicated. We derived the selected historical statement of income data for the period from January 1, 2002 through June 6, 2002 from the unaudited consolidated financial statements of MSC Acquisition, Inc. (Predecessor). We derived the selected historical statement of income data for the period from June 7, 2002 to December 31, 2002 and the selected historical balance sheet data as of December 31, 2002 from the audited consolidated financial statements of the Predecessor. We derived the selected historical statement of income data for the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005 and the selected historical balance sheet data as of December 31, 2003 and 2004 and the three months ended March 31, 2005 from the audited consolidated financial statements of the Predecessor. We derived the selected historical statement of income data for the period from April 1, 2005 through December 31, 2005 and the selected historical balance sheet data as of December 31, 2005 from the audited consolidated financial statements of MSC-Medical Services Company (Successor). We derived the selected historical statement of income data for the year ended December 31, 2006 and the selected historical balance sheet data at December 31, 2006 from our audited financial statements for the period then ended.

The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Predecessor				Successor
	Years Ended December 31,			Period from January 1, 2005 through March 31, 2005	Period from April 1, 2005 through December 31, 2005	Year Ended December 31, 2006

	2002	2003	2004
Statement of Income Data:
Net revenue	$76,208	$187,144	$264,936	$75,060	$226,551	$324,890
Cost of revenue	63,223	152,412	218,014	61,055	185,411	260,779
Gross profit	12,985	34,732	46,922	14,005	41,140	64,111
Operating expenses	6,817	19,628	30,536	11,706	27,204	44,741
Transaction expenses	—	—	—	24,697	—	—
Adjustment to accounts receivable	—	—	—	—	18,527	—
Adjustment to sales tax liability	—	—	—	—	3,047	—
Depreciation and amortization	1,053	2,218	3,101	785	8,273	11,990
Operating income (loss)	5,115	12,886	13,285	(23,183)	(15,911)	7,380
Interest expense, net	1,446	2,603	3,432	969	21,374	20,945
Income (loss) before income tax expense (benefit)	3,669	10,283	9,853	(24,152)	(37,285)	(13,565)
Income tax expense (benefit)	1,434	3,994	4,112	(9,466)	(14,228)	(5,093)
Net income (loss)	2,235	6,289	5,741	(14,686)	(23,057)	(8,472)

Balance Sheet Data (end of period):
Cash	$1,252	$1,038	$1,290	—	$8,300	$6,101
Total assets	48,110	71,702	98,824	—	449,885	441,706
Long term debt, including current portion	19,840	18,865	16,890	—	148,645	148,895
Total debt, including capital leases	20,897	25,882	32,390	—	165,265	169,015
Total stockholders’ equity	10,057	16,346	22,523	—	190,821	183,675

Other Financial Data:
Capital expenditures	$1,208	$3,382	$1,817	$364	$2,412	$3,972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MSC-Medical Services Company is one of the largest procurement provider of health care products and services to workers’ compensation payors in the United States, based on its knowledge of the industry. The Company coordinates the delivery of these products and services from its vendor network to workers’ compensation patients on behalf of its clients, which include payors such as insurers and third party administrators.

The Company was established in 1986 as a local, family-owned company focused on providing durable medical equipment to patients on behalf of a variety of payors, including group health insurers. Over time, the Company broadened its product offerings, creating a regional network focused solely on the workers’ compensation market. In 2002, the Company consummated a recapitalization when an institutional investor acquired a controlling interest. After the recapitalization, the Company expanded its business to a national level and hired additional management to assist in the achievement of its growth strategy.

On March 31, 2005, through a series of transactions, the Company was acquired (the “Acquisition”) by MCP-MSC Acquisition, Inc., a Delaware corporation formed by investment funds affiliated with Monitor Clipper Partners, LLC, certain other institutional investors and members of management. The total cost of the Acquisition was $369.0 million, including actual transaction fees, expenses and repayment of existing debt and a $0.4 million working capital adjustment paid in July 2005.

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

On May 12, 2005, the parent issued $38.7 million principal amount at maturity of 13.50% senior discount notes (the “Senior Discount Notes”) and contributed $28.9 million, net proceeds of the offering, to the Company. The Company used that contribution, together with approximately $1.3 million in borrowings under the senior secured revolving credit facility, to refinance $30.0 million in indebtedness under its senior secured term loan facility and to pay fees and expenses in connection with the parent’s offering.

On June 21, 2005, the Company issued senior secured floating rate notes (the “Senior Secured Floating Rate Notes”) due 2011 in the principal amount of $150.0 million with net proceeds of $148.5 million. The Company used the net proceeds together with additional borrowings under its senior secured revolving credit facility to repay the remaining indebtedness under its senior secured term loan facility and to pay fees and expenses in connection with such offering. The May 12 and June 21 issuances are referred to as the “Refinancings”. The Acquisition and the Financings, together with the Refinancings, are referred to as the “Transactions.”

Factors affecting our financial results

Revenue. Revenue consists of amounts charged to customers for the products and services we provide. Overall, revenue is affected by the size of the workers’ compensation market for Pharmaceuticals and Medical Products and Services, federal and state fee schedules mandating maximum billable amounts, the extent of outsourcing in the industry and any market share changes resulting from shifts with existing customers and the acquisition of the business of new customers. These factors combine to affect the number of patients served and revenue per patient.

We have identified two distinct product lines consisting of Pharmaceuticals, comprised primarily of PBM services and mail order prescription medication, and Medical Products and Services which describes all other components of revenue. In our Pharmaceuticals product line, revenue per patient reflects costs of new and existing medications, drug prescribing patterns and drug utilization controls, for example, generic substitution. In our Medical Products and Services product line, revenue per patient is largely driven by the nature and quantity of products and services used by patients and the prices we are able to charge our customers for the provision of such products and services.

We operate in a competitive market place where revenue may be affected by the competitive bidding process among other service providers. In addition, our customers may also periodically engage in formal requests for proposals (“RFP”) on non-contracted, as well as contracted business. We have historically and may decide in the future to offer reduced pricing in certain situations given the overall economics of the proposed business identified in the RFP and the competitive environment. The outcome of these RFP’s could have a positive or adverse impact on our future revenues, gross margin and operating income.

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

Gross Profit. Gross profit reflects the differential between the price at which we sell our products and services and the cost of revenue. Margins are positively affected when we negotiate lower costs from our vendors without a change in pricing to our customers. Conversely, margins are negatively affected when we lower prices charged to customers without receiving a reduction in costs from vendors. Examples of this include customer negotiations where we agree to lower prices, and certain legislative changes which result in a decrease in pharmaceutical prices that can be charged. The growth in revenue from the Pharmaceutical Services product line (which has lower margins) relative to Medical Products and Services product line revenues has historically lowered our overall margins; however, this impact on margins has been partially offset by the negotiation of discounts with vendors. Fluctuations in revenue or the cost of revenue do not necessarily result in corresponding changes in gross profit margins. For example, in the Pharmaceutical Services product line, the price at which we are able to procure pharmaceuticals and the prices we charge customers are frequently tied to a common measurement, such as AWP. As the benchmark moves up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected. During fiscal 2006, the proportion of generic drugs dispensed has increased. This has generally reduced revenue while improving overall gross margins.

Significant customers. For the year ended December 31, 2006, our largest customer accounted for approximately 19% of our billings versus 22% for the year ended December 31, 2005 (See Subsequent event below and Notes to Financial Statements # 20—Subsequent event for additional information). One other customer accounted for more than 9% and 8%, respectively, for the year ended December 31, 2006 and 2005. Billings to our top ten customers increased for the year ended December 31, 2006 and represented 48% of total billings for this period versus 47% for the same period in 2005.

Operating Expenses. Operating expenses include cash compensation, as well as non-cash compensation associated with stock compensation, other costs associated with our sales force and general and administrative expenses, including expenses related to information technology, accounting, human resources, travel, professional fees, corporate overhead and bad debt expenses.

Results of Operations

Year Ended December 31, 2006 Versus December 31, 2005.

Total Revenue

(in thousands)	For the Year Ended
	December 31,		Increase (Decrease)	Percent Change
	2006	2005
Pharmaceutical Services	$174,431	$159,963	$14,468	9.0%
Medical Products and Services	$150,459	$141,648	$8,811	6.2%

Total Net Revenue	$324,890	$301,611	$23,279	7.7%

Total revenue increases result from increased prescription fills; increased patients served and increased orders within certain product categories of our Medical Products and Services product lines.

During the year ended December 31, 2006, we served 3.2% more individual patients compared to the same period in 2005. Total revenue per patient increased 5.3% from the comparable period in 2005. This increase is a result of several factors including a shift in product mix within the Medical Products and Services lines as described below, rate adjustments in certain of our product lines, offset by a shift in the mix between brand and generic prescription fills and selected pricing concessions.

Total margins increased 1.4% for the year ended December 31, 2006 versus 2005. In our Pharmaceutical Services line, margins increased 1.4% to 15.7% for the year ended December 31, 2006 versus 2005. Margins also increased 1.6% for the year ended December 31, 2006 versus 2005 in our Medical Products and Services line. This increase is in response to the planned reduction in specific products that are typically higher revenue, lower quantity and lower margin. The results of this strategic decision to reduce sales of certain lower margin products and focus on higher margin revenue, along with select rate adjustments yielded a 4.1% increase in Medical Services gross margin in the year ended December 31, 2006 versus the same period in 2005.

Pharmaceutical Services Revenue

(in thousands)	For the Year Ended
	December 31,		Increase (Decrease)	Percent Change
	2006	2005
Pharmacy Benefit Management Services	$164,235	$146,098	$18,137	12.4%
Mail Order Services	$10,196	$13,865	$(3,669)	(26.5)%

Total Net Revenue	$174,431	$159,963	$14,468	9.0%

The increase in PBM services revenue for the year ended December 31, 2006 versus 2005 is due primarily to the acquisition of business from new customers and increases in number of individual patients served. The decline in Mail Order Services (“MO”) revenue for the year ended December 31, 2006 versus 2005 is due primarily to a) attrition of long-term mail order patients who have been in the mail order program since the inception of our Pharmaceutical Services program, b) implementation of our retail pharmacy card program (versus the historic method of using mail order as the default when adding new patients), and c) customers unwillingness to aggressively pursue a mail order conversion strategy despite the favorable economic benefits. All of these factors combined have resulted in less opportunity for conversion of PBM services to MO services.

Total prescription fills increased by 9.2% for the year ended December 31, 2006 versus 2005 due to new customer additions, especially customers added during the second half of 2005 that were fully ramped up in 2006. The increase in prescription fills and pricing adjustments, e.g. AWP increases, offset by reductions from declining state fee schedule rates and certain pricing concessions in aggregate, contributed approximately $14.8 and $5.1 million, respectively, of additional revenue over the year ended December 31, 2005, offset by approximately $5.4 million in revenue decline from a brand to generic product mix shift. Taking into consideration the average revenue per generic fill for the year ended December 31, 2006 was 68.5% less than the average revenue for brand fill, this combination of an increase in the number of patients served and a shift to a proportionately higher consumption of generic versus branded pharmaceuticals, resulted in a decrease in overall revenue per patient period over period. The shift to generic fills is due primarily to our pro-active pharmacy benefit management program designed to convert brand to generic if available and allowable, as well as industry-wide customer initiatives that prefer a generic fill if available.

Generic prescription fills represented the largest increase in fills for the year ended December 31, 2006 from the comparable period in 2005. Generic fills as a percent of total fills was 66.4% for the year ended December 31, 2006 versus 63.9% for the same period in 2005.

Other factors affecting Pharmaceutical Services revenue include changes in AWP. For the year ended December 31, 2006, our average price as a percent of AWP decreased 3.9%, while our average cost as a percent of AWP decreased 4.7% versus the same period in 2005. The decrease in our prices as a percent of AWP resulted from price concessions as well as the impact of brand to generic conversions. The decrease in our costs was a result of the brand to generic conversion as well as negotiated price improvements with our PBM vendor.

Medical Products and Services

(in thousands)	For the Year Ended
	December 31,		Increase (Decrease)	Percent Change
	2006	2005
Medical Products	$92,200	$91,744	$456	0.5%
Medical Services	$58,259	$49,904	$8,355	16.7%

Total Net Revenue	$150,459	$141,648	$8,811	6.2%

During the year ended December 31, 2006, total orders for Medical Products and Services increased by approximately 3.9% versus the same period in 2005. As a result of the planned reduction of certain products as discussed earlier, there was a shift in the product mix and an increase in orders for product lines with moderate revenue but higher margins, e.g. Electro-therapy products, IV therapy, pain pumps and transportation. The increases are primarily a result of an increased focus on referral volume and business process order fulfillment improvements for our more service intensive and higher dollar volume product lines. As a result, total Medical Products and Services average billings per month, per order and per day increased approximately 4.2%, 2.8% and 3.9%, respectively, for the year ended December 31, 2006 versus 2005.

The increase in Medical Products revenue is due principally to order increases in Medical Supplies and Orthotics and Prosthetics of 7.6% and 27.6%, respectively, combined with average billings per order increases of 13.1% and 2.7%, respectively, for the year ended December 31, 2006 versus 2005. The increases in Medical Supplies and Orthotics and Prosthetics orders were offset by a decline of 5.8% in Medical Device orders and 6.3% in average billings per order. The decrease in Medical Device orders was due to planned reductions, principally in the second half of fiscal 2005, in certain Medical Device product categories as a result of profitability considerations.

Medical Services revenue increases are due to order volume increases across all product categories in the year ended December 31, 2006 versus 2005 and selected pricing initiatives implemented during fiscal 2006. Transportation orders and average billings per order increased 35.2% and 9.7%, respectively, for the year ended December 31, 2006 versus 2005, while Home Health orders and average billings per order increased 0.2% and 10.2%, respectively, for the year ended December 31, 2006 versus 2005.

Cost of Revenue

(in thousands)	For the Year Ended
	December 31,		Increase	Percent Change
	2006	2005
Pharmaceutical Services	$146,993	$137,108	$9,885	7.2%
Medical Products and Services	$113,786	$109,358	$4,428	4.0%

Total Cost of Revenue	$260,779	$246,466	$14,313	5.8%

Total cost of revenue, as a percentage of revenue, was 80.3% and 81.7% for the years ended December 31, 2006 and 2005, respectively, a decrease of 1.4%. This decrease as a percentage of revenue is due to a) savings achieved from productivity gains in internal operating costs, b) improved costs with certain of our key pharmaceutical services suppliers combined with a shift from brand to generic fills, c) increased purchasing volume from our best price vendors in certain of our Medical Products lines, and d) revenue price increases in certain Medical Services product lines.

Pharmaceutical Services cost of revenue increases are a result of increases in the total number of prescription fills for the year ended December 31, 2006 versus 2005 and an increase in AWP for branded and generic drugs which increased 9.1% and 3.2%, respectively, per fill, for the year ended December 31, 2006 versus 2005. The effect of increased AWP was mitigated by pricing concessions from our PBM vendor and a shift from branded to less expensive generic pharmaceuticals. Our cost for branded fills increased 7.7% while our generic cost per fill decreased 8.5% for the year ended December 31, 2006 versus 2005. As a result, Pharmaceutical Services gross margin percentage improved 1.4% to 15.7% for the year ended December 31, 2006 versus 14.3% for the comparable period in 2005.

Medical Products and Services cost of revenue increases are primarily a result of product mix shifts and increased orders in higher cost products such as Prosthetics and services such as Home Health as discussed in Medical Products and Services above. Medical Products and Services gross margin increased 1.6% to 24.4% for the year ended December 31, 2006 versus 22.8% for the same period in 2005. These improvements in gross margin resulted primarily from our efforts to increase margins through various cost improvement initiatives, such as the de-emphasis of certain product lines, pricing actions and product mix shifts.

Expenses

(in thousands)	For the Year Ended
	December 31,		(Increase) Decrease	Percent Change
	2006	2005
Operating Expenses	$44,741	$38,910	$(5,831)	(15.0)%
Transaction Expense	—	$24,697	$24,697	100%
Adjustment to Allowance	—	$18,527	$18,527	100%
Adjustment to Sales Tax Liability	—	$3,047	$3,047	100%

Operating Expenses	$44,741	$85,181	$40,440	47.5%

Operating Expenses. For the year ended December 31, 2006, total personnel expenses declined approximately $0.4 million versus 2005, overhead expenses declined approximately $0.1 million versus 2005 and all other expenses increased approximately $6.3 million versus 2005.

Personnel Expenses. Included in personnel expenses are $1.2 million of costs for non-cash stock compensation expense as a result of the implementation of SFAS No. 123(R) which declined from $4.3 million for the same period in 2005 (associated with the Acquisition). We also incurred $0.8 million of increases related to salaries/wages, health insurance and severance, $1.4 of temporary IT consultation and $1.2 million of temporary staffing for the year ended December 31, 2006 versus 2005. These increases were a result of a) ongoing information technology projects which were delayed from initial expected release dates, as a result we invested in personnel in advance of the technology to start realizing benefits, b) increased number of personnel in our Pharmaceutical Services line and in our Medical Products and Services line related to increased volume and customer service considerations, and c) addition of key management positions and annual salary increases. Other personnel expenses which include miscellaneous benefits and our allocation of CSR expense to cost of goods sold decreased approximately $0.7 million.

Overhead Expenses. Total overhead expenses for the year ended December 31, 2006, declined from $1.7 million in 2005 to $1.6 million as a result of savings in postage, rent, printing and office supplies, offset by increases in telephone, utilities and equipment maintenance.

Other Expenses. Net bad debt expense increased $2.1 million to $7.6 million for the year ended December 31, 2006 versus 2005. This increase is due primarily to the change in the estimation factor for anticipated future losses from 0.85% for the first quarter of 2005 and 1.4% in the second quarter of 2005 to 2.5% of net sales for the third quarter of 2005 through the year ended December 31, 2006 as well as increase in revenues year over year. The estimation factor increased as a result of an analysis performed during the third quarter of 2005 that indicated the estimation factor being used should be increased to address the current collection risk of the Company’s portfolio of receivables. We continue to review this estimation factor on a quarterly basis. As a result, we released a total of $0.5 million from the bad debt reserve in the third and fourth quarters of fiscal 2006 as detailed in Notes to Financial Statements # 2 Summary of Significant Accounting Policies—Allowance for Doubtful Accounts (roll forward schedule).

Other increases to operating expenses for the year ended December 31, 2006 versus 2005 include $3.1 million of professional and consulting fees related to increased bank fees, SEC filings, Sarbanes Oxley consulting and various business process consulting projects. Other operating expense increases also include $1.1 million of sales tax expense for the year ended December 31, 2006 versus 2005. The increase in sales tax expense in fiscal year 2006 relates to the accrual and payment of sales tax expense on sales of certain products. This practice was initiated in the third quarter of fiscal year 2005 as a result of inquiries we were receiving from several states as discussed below in Adjustment to Sales Tax Liability.

Transaction Expenses. Transaction expenses of $24.7 million for the year ended December 31, 2005 include expenses incurred by the selling shareholders upon sale of the Company on March 31, 2005. These expenses include a $7.3 million long-term incentive payment to a former employee pursuant to the terms of his employment contract, $7.1 million in fees to the former owner, $6.2 million in fees to the Company’s financial advisor, a $2.6 million long-term incentive payment to a former officer pursuant to the terms of his employment contract, $0.6 million in payments to employees, $0.6 million in legal expenses and $0.6 million in other fees and accounting-related expenses.

Adjustment to Allowance. Adjustment to allowance for doubtful accounts of $18.5 million for the year ended December, 31 2005 is more completely described in Note 17 of the Notes to Financial Statements.

Adjustment to Sales Tax Liability. Adjustment to Sales Tax Liability of $3.0 million for the year ended December 31, 2005 was a result of inquiries from several states regarding the Company’s sales tax filing practices. Based on these inquiries, the Company performed a review of its existing liability for sales tax payable. This analysis included researching the taxability of the Company’s product categories in all states, the voluntary disclosure benefits, and the sales tax exposure existing with all states. The Company’s analysis was completed in the third quarter of 2005 and accordingly the Company incurred a charge and a corresponding adjustment to increase its sales tax liability.

Depreciation and Amortization. For the year ended December 31, 2006, depreciation and amortization increased $2.9 million to $12 million versus the same period in 2005. The increase is a result of a full year’s amortization of intangible assets resulting from the Acquisition consummated on March 31, 2005, capitalizable projects started in late 2005 and completed in 2006 and other fixed asset additions.

Operating Income. For the year ended December 31, 2006, operating income increased $46.5 million versus the same period in 2005, primarily due to transaction expenses of $24.7 million, the adjustments for allowance for doubtful accounts of $18.5 million and sales tax liabilities of $3.0 million recorded in fiscal 2005.

Interest Expense. Interest expense increased by $0.6 million for the year ended December 31, 2006 versus the same period in 2005. The increase in interest expense is a result of an increase in the average monthly 3-Month LIBOR rate of approximately 1.6% versus the same period in 2005. The interest rate increase was offset by reductions in interest expense in 2006 for certain items that occurred in 2005, such as the write-off of capitalized debt issuance costs incurred as a result of a refinancing under the Company’s Senior Secured Notes and Senior Secured Revolving Credit Facility associated with the permanent financing for the Acquisition.

Income Tax Benefit. For the year ended December 31, 2006, the income tax benefit decreased $18.6 million from the same period in 2005. The December 31, 2005 income tax benefit of $23.7 million was the result of a loss before income taxes arising from the costs associated with the Acquisition. The 37.5% effective rate for the year ended December 31, 2006 reflects a 0.7% decrease from the effective tax rate for the nine month period ended December 31, 2005 of 38.2% primarily due to the effect of non-deductible items for tax purposes. We currently expect to be able to utilize the tax benefit through the reversal of deferred tax liabilities in future periods.

Liquidity and Capital Resources

Operating activities provided $7.3 million of cash flow for the year ended December 31, 2006 compared to a use of $19.2 million for the comparable period in 2005. The change in operating cash flow activities is due primarily to a) transaction expenses incurred in connection with the Acquisition in 2005 of $24.7 million, b) decrease in the provision for deferred income tax of $12.4 million for the year ended December 31, 2006 versus 2005, and c) the collection of $7.2 million of income tax receivables in 2006. These provisions were offset by increases in accounts receivable of $14.6 million for the year ended December 31, 2006 versus $12.6 million for the comparable period in 2005.

Day’s sales outstanding for the year ended December 31, 2006 was approximately 71 days versus 68 days for the same period in 2005. This increase for the year ended 2006 is a result of (a) lower than expected cash collections for the month of December 2006 ($24.7 million versus $27.5 million for December 2005), (b) decrease in allowance for doubtful accounts as a percent of gross accounts receivable to 22.8% in 2006 from 24.0% in 2005, while gross accounts receivable grew 10.8% to $82.3 million in 2006, (c) the $15.5 million and $3.1 million adjustments to allowance for doubtful accounts in 2005, and (d) turnover within our collection staff during the third quarter of 2006 which had a temporary effect of reducing cash collections.

For the year ended December 31, 2006, cash collections totaled $315.4 million, up $23.6 million from the same period in 2005. Monthly cash collections averaged $26.3 million per month, a $2.0 million increase over the monthly average in 2005.

We feel that the turnover of our collection staff has been addressed and we have hired new employees for all of the open positions. We also implemented a retention bonus program along with a performance incentive program targeting our collection personnel. In an effort to improve overall efficiencies we are pursuing a number of initiatives including business process outsourcing and partnering with a third party to electronically apply cash based on our invoice data and customer remittance advice reports. While not necessarily indicative of future cash collection results, cash collections for January 2007 exceeded $30 million. Our cash balance decreased $2.2 million to $6.1 million at December 31, 2006 versus 2005 as a result of the above facts, as well as increases in our quarterly interest payments relating to our outstanding debt obligation.

Investing activities used cash of $12.8 million in the year ended December 31, 2006 compared to $303.5 million for the year ended 2005. Cash used by the predecessor’s investing activities in 2005 reflects payments made to the selling shareholders in connection with the Acquisition. The proceeds from income tax refunds received in the year ended December 31, 2006 were disbursed to the former owners in 2006 as required by the purchase agreement. Capital expenditures were $4.0 million for the year ended December 31, 2006 versus $2.8 million for the same period in 2005. These expenditures related primarily to ongoing capitalizable information systems projects and software improvements.

Financing activities for the year ended December 31, 2006 provided $3.3 million compared to $329.8 million in the same period in 2005. We borrowed $3.5 million on our revolving credit facility in 2006. Funds from this borrowing were used to meet ongoing working capital requirements. Additionally, we incurred debt issuance cost of $0.2 million in connection with the amendment to our LOC discussed in Notes to the Financial Statements No. 6 Debt Obligations. Cash provided in 2005 was from borrowings on the revolving credit facility and proceeds from long-term debt, as well as cash capital contributions from the parent company, partially offset by the repayment of the debt.

In connection with the Acquisition on March 31, 2005, we entered into a senior secured revolving credit facility. The senior secured revolving credit facility consists of a $40 million revolving loan, subject to a borrowing base test. Based on the covenant levels under the senior secured revolving credit facility, we had, as of December 31, 2006, $10.9 million of available borrowing capacity under the revolving credit facility.

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

On May 12, 2005, our parent issued $38.7 million principal amount at maturity of 13.50% Senior Discount Notes and contributed $28.9 million of net proceeds from the offering, to the Company. We used that contribution, together with approximately $1.3 million in borrowings under the senior secured revolving credit facility, to refinance $30.0 million in indebtedness under our senior secured term loan facility and to pay fees and expenses in connection with the Senior Discount Notes offering.

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

On December 14, 2006, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Revolving Credit Agreement (the “Credit Agreement”) dated as of March 31, 2005 among the Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, as amended by Amendment No. 1 to the Revolving Credit Agreement dated as of May 12, 2005 and Amendment No. 2 to the Revolving Credit Agreement dated as of December 9, 2005. See Notes to the Financial Statements No. 6 Debt Obligations for additional information.

We believe that, based on current levels of operations and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under our senior secured revolving credit facility, will be sufficient to fund operations, anticipated capital expenditures and required payments on our debt for at least the next 12 months. In connection with our borrowings, we made interest payments totaling $19.9 million for the year ended December 31, 2006. Our available sources of liquidity are dependent upon future operating performance, which, in turn, is subject to factors beyond our control, including the conditions of the workers’ compensation industry. The Company cannot assure that its business will generate cash from operations, or that it will be able to obtain financing from other sources, sufficient to satisfy its debt service or other requirements.

As of December 31, 2006, the Company was compliant with all debt covenants.

Subsequent Event

The following statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated or projected. The estimates and ranges provided are for informational purposes, however, Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made. See page 3 for “Cautionary Statements—Forward Looking Statements”

On March 6, 2007, we were provided with a ninety (90) day notice by Liberty Mutual Insurance Company and its affiliates (“Liberty Mutual”) of their intent to consolidate its PBM networks with one vendor and terminate its Pharmacy Benefit Management Services Agreement (the “Liberty Mutual PBM Agreement”, “PBM Agreement”) dated as of April 1, 2003 between the Company and Liberty Mutual. The effective date of the termination of the Liberty Mutual Agreement is June 4, 2007. Our contracts with Liberty Mutual for Home Health Services and Durable Medical Equipment are unaffected by this notice of termination.

Assuming the June 4, 2007 termination date, the net impact of the termination is anticipated to be approximately $23.4 million in revenue decline and an approximate $0.6 – $1.2 million decline in expected Net Income in 2007 and $42.9 million in revenue decline and $1.8 – $2.5 million decline in expected Net Income on a full year run-rate basis for fiscal 2008.

We are implementing contingency plans which are intended to mitigate the Net Income impact as a result of the termination of the Liberty Mutual PBM Agreement. Those plans include, but are not limited to, the prompt reduction of costs associated with the Liberty Mutual PBM Agreement including account specific costs, a reduction of salaries and wages and associated health care benefits, network costs, travel and entertainment expenses and a reduction in bad debt expense as a result of the loss of revenue.

We currently pay our PBM vendor more timely than we receive payment from Liberty Mutual for these same items, which results in a use of the Company’s existing working capital. Additionally, we anticipate a modest reduction in capital expenditure needs in 2007. As a result, we anticipate a small net positive cash flow impact as a result of the early termination of the PBM Agreement in 2007 due to a reduction in net working capital needs. Given that the net cash flow impact of losing the PBM Agreement is anticipated to be positive, our position relative to liquidity and debt covenants is also expected to improve.

As a result of the loss of this business, we will be required to test the valuation of our goodwill and other intangible assets in the first quarter of 2007. Management has not completed this analysis and, therefore, is not able to estimate if any impairment will result from this test.

Contractual Obligations

The following table represents our contractual commitments specified below as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations(1)	$—	$—	$—	$—	$—	$169,015	$169,015
Non-cancelable contracts	342	348	314	—	—	—	1,004
Operating lease obligations	662	1,770	1,679	1,793	1,884	6,469	14,257

Total	$1,004	$2,118	$1,993	$1,793	$1,884	$175,484	$184,276

(1)	Represents the outstanding balance of the senior secured revolving credit facility ($20.1 million) and the principal amount of the Senior Secured Floating Rate Notes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management and the audit committee believe are the most critical to fully understand and evaluate the Company’s financial position and results of operations include the following.

Revenue Recognition

The Company recognizes revenue from product sales and services in the period that the service or rental activity occurs after obtaining a referral and authorization (either written or verbal) from the payor since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured.

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for potential product returns and estimated billing errors. Management analyzes sales allowances quarterly using historical data adjusted for significant changes in volume and business conditions, as well as specific identification of significant returns or billing errors. Estimated provisions for sales allowances are recorded, if necessary, in the period the sale is recorded as a reduction to revenue. As of December 31, 2006 and 2005, the reserve for sales allowance was approximately $0.5 million and $0.7 million, respectively, and is included in the allowance for doubtful accounts balance.

Unbilled accounts receivable represents those transactions for which services have been performed but for which the Company is awaiting final cost information from its service provider. The Company estimates this portion of earned but unbilled revenue and the corresponding receivable monthly, based on historical trends and estimation methodologies. These estimates are adjusted in subsequent periods when information becomes available from the service providers. Historically, these estimates have reasonably approximated the level of revenue actually billed to payors in the relevant period. As of December 31, 2006 and 2005, unbilled receivables were approximately 21.9% and 23.6%, respectively, of total accounts receivable.

The Company generally does not charge additional amounts to customers for shipping and handling costs as any such costs are included in the sales price. The Company includes all of its costs of shipping and handling in operating expenses (approximately $0.6 million, $0.9 million, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively).

Estimating Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as bankruptcies, and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for doubtful accounts and are based on historical collection experience, current economic trends, credit-worthiness of customers, changes in customer payment terms, and percentages applied to the accounts receivable aging categories. The percentage of each aging category that is reserved is determined by analyzing historical write-offs and current trends in the credit quality of the customer base.

Estimating Useful Lives of Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the following estimated useful lives.

Estimated Useful Life
Leasehold improvements	over lease term
Furniture and office equipment	5 years
Computer hardware and software	3 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Management is required to use judgment in determining the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment could result in the actual useful lives differing from the Company’s current estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened or extended, the Company would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires goodwill and indefinite-lived intangible assets to be tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on October 31st. In accordance with SFAS 142, management has identified a single reporting unit: the Company. Goodwill and indefinite-lived intangible assets were not impaired during fiscal years 2006, 2005, and 2004.

The cash flow projections used by management to perform the impairment analysis were consistent with projections presented to our Board of Directors for purposes of generating the 2007 operating budget and did not indicate that the Company is likely to violate debt covenants in the future.

The impairment and disposal of long-lived assets is accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of the Company’s use of the underlying assets; and (iii) significant adverse industry or market economic trends.

In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. Management must make assumptions regarding estimated future cash flows, revenues, earnings, and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the accompanying statements of operations, and would result in reduced carrying amounts of the related assets in the accompanying balance sheets. Management does not believe there were any circumstances which indicated that the carrying value of an asset may not be recoverable during fiscal year 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the significant amount of indebtedness that we have incurred in connection with the Transactions, we are exposed to interest rate risk. Pursuant to the terms of our senior secured revolving credit facility, we are required to enter into interest rate swap contracts such that at least 50% of all of our and our parent’s indebtedness is subject to fixed interest rate protection. Based on our current hedging positions, under which we have secured a fixed rate for over 50% of our indebtedness outstanding at December 31, 2006, a 1% increase in interest rates would result in an increase in interest expense of $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

MSC—Medical Services Company

We have audited the accompanying balance sheets of MSC—Medical Services Company (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and the period April 1, 2005 to December 31, 2005 (Successor), the period January 1, 2005 to March 31, 2005 (Predecessor), and the year ended December 31, 2004 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSC—Medical Services Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period April 1, 2005 to December 31, 2005 (Successor), the period January 1, 2005 to March 31, 2005 (Predecessor), and the year ended December 31, 2004 (Predecessor) in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payments in 2006.

/s/    ERNST & YOUNG LLP

Jacksonville, FL

March 20, 2007

MSC—Medical Services Company

Balance Sheets

December 31, 2006 and 2005

(Dollars in thousands, except share data)

	2006	2005
Assets
Current assets:
Cash	$6,101	$8,300
Accounts receivable, less allowance of $18,795 and $17,839 in 2006 and 2005	63,537	56,488
Inventories	150	182
Income tax receivable	—	7,194
Other current assets	1,104	675
Current deferred income taxes	7,965	8,058

Total current assets	78,857	80,897
Property and equipment, net of accumulated depreciation of $5,196 and $1,873 in 2006 and 2005	5,801	5,151
Intangible assets:
Goodwill	236,207	234,423
Trademarks	24,100	24,100
Vendor contracts, net	20,543	23,032
Customer relationships, net	50,225	55,125
Carrier relationships, net	9,481	10,406
Pharmacy relationships, net	9,982	10,335

Total intangible assets	350,538	357,421
Other assets:
Deferred debt issuance costs, net	4,959	5,815
Other	921	601

Total other assets	5,880	6,416

Total assets	$441,076	$449,885

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$20,120	$16,620
Accounts payable	11,874	10,631
Accrued expenses	42,369	36,300
Due to former owners	3,366	12,169
Deferred revenue	185	167
Income taxes payable	48	582

Total current liabilities	77,962	76,469
Non-current liabilities:
Long-term debt, less current portion	148,895	148,645
Deferred income taxes	30,544	33,950

Total non-current liabilities	179,439	182,595

Total liabilities	257,401	259,064
Stockholders’ equity:
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	214,643	213,525
Accumulated other comprehensive income	561	353
Retained earnings (deficit)	(31,529)	(23,057)

Total stockholders’ equity	183,675	190,821
Total liabilities and stockholders’ equity	$441,076	$449,885

See notes to financial statements.

MSC—Medical Services Company

Statements of Operations

(Dollars in thousands, except share data)

	Successor		Predecessor
	Year Ended December 31,	Post- Acquisition and Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2006	2005	2005	2004
Net Revenue:
Pharmaceutical	$174,431	$122,685	$37,278	$131,515
Medical Products	92,200	67,563	24,181	90,116
Medical Services	58,259	36,303	13,601	43,305

Total Net Revenue	324,890	226,551	75,060	264,936
Cost of Revenue:
Pharmaceutical	146,993	105,502	31,606	112,706
Medical Products	70,143	51,272	18,724	70,541
Medical Services	43,643	28,637	10,725	34,767

Total Cost of Revenue	260,779	185,411	61,055	218,014

Gross profit	64,111	41,140	14,005	46,922

Operating expenses	44,741	27,204	11,706	30,536
Transaction expenses	—	—	24,697	—
Adjustment for accounts receivable	—	18,527	—	—
Adjustment for state sales tax	—	3,047	—	—
Depreciation and amortization	11,990	8,273	785	3,101

Total Expenses	56,731	57,051	37,188	33,637

Operating income (loss)	7,380	(15,911)	(23,183)	13,285
Interest expense (net)	20,945	21,374	969	3,432
Income (loss) before income taxes (benefit)	(13,565)	(37,285)	(24,152)	9,853
Income tax expense (benefit)	(5,093)	(14,228)	(9,466)	4,112

Net income (loss)	$(8,472)	$(23,057)	$(14,686)	$5,741

See notes to financial statements.

MSC—Medical Services Company

Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Warrants to Acquire Common Stock	Retained Earnings	Accumulated other comprehensive income	Total
(Predecessor)
Balance at December 31, 2003	10,000,000	$100	$7,547	$175	$8,524	$—	$16,346
Net income	—	—	—	—	5,741	—	5,741
Stock-based compensation	—	—	436	—	—	—	436

Balance at December 31, 2004	10,000,000	$100	$7,983	175	$14,265	—	$22,523

Net loss for the three months ended March 31, 2005	—	—	—	—	(14,686)	—	(14,686)
Stock-based compensation	—	—	4,266	—	—	—	5,273

Balance at March 31, 2005	10,000,000	$100	$12,249	$175	$(421)	$—	$12,103

(Successor)
Balance at April 1, 2005	100	$—	$—	$—	$—	$—	$—
Carryover basis	—	—	3,277	—	—	—	3,277
Parent equity investment	—	—	181,375	—	—	—	181,375
Parent contribution	—	—	28,873	—	—	—	28,873
Net loss for the nine months ended December 31, 2005 (Successor)	—	—	—	—	(23,057)	—	(23,057)
Unrealized gain on derivatives (net of taxes of $221)	—	—	—	—	—	353	353

					$(23,057)	$353	$(22,704)

Balance at December 31, 2005	100	$—	$213,525	$—	$(23,057)	$353	$190,821

Net loss for the year ended December 31, 2006	—	—	—	—	(8,472)	—	(8,472)
Unrealized gain on derivatives (net of taxes of $131)	—	—	—	—	—	208	208

					$(8,472)	$208	$(8,264)

Stock-based compensation	—	—	1,118	—	—	—	1,118

Balance at December 31, 2006	100	$—	$214,643	$—	$(31,529)	$561	$183,675

See notes to financial statements.

MSC—Medical Services Company

Statements of Cash Flows

(Dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2006	Post- Acquisition and Nine Months Ended December 31, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Operating activities
Net income (loss)	$(8,472)	$(23,057)	$(14,686)	$5,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating:
Depreciation	3,322	1,782	544	1,968
Amortization of intangibles	8,668	6,502	241	1,133
Amortization of debt issuance costs and debt discount	1,337	7,436	183	581
Provision for deferred income taxes	(5,098)	(5,208)	(12,313)	(940)
Provision for bad debts	7,576	4,853	637	3,154
Adjustment for accounts receivables	—	18,527	—	—
Adjustment for state sales tax	—	3,047	—	—
Stock-based compensation	1,118	—	4,266	436
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,625)	(8,384)	(4,264)	(25,975)
Decrease in inventories	32	774	52	35
(Increase) decrease in income tax receivable	7,194	(7,194)	—	—
(Increase) decrease in other current assets	(429)	75	210	(159)
Increase in other non-current assets	(112)	—	—	(19)
Increase (decrease) in accounts payable & accrued expenses	7,312	8,071	(1,471)	13,021
Increase (decrease) in transaction expenses	—	(24,697)	24,697	—
Increase (decrease) in deferred revenue	18	(70)	42	(249)
Increase (decrease) in income taxes payable	(534)	(1,752)	1,945	1,738

Net cash provided by (used in) operating activities	7,307	(19,295)	83	465
Investing activities
Payments in connection with business acquisition	—	(296,257)	—	—
Purchases of property and equipment	(3,972)	(2,412)	(364)	(1,817)
Proceeds from disposal of property & equipment	—	—	—	—
Cash paid for intangibles	—	—	—	—
Payment to former owners	(8,803)	—	(4,500)	(4,500)

Net cash used in investing activities	(12,775)	(298,669)	(4,864)	(6,317)
Financing activities
Proceeds from short-term debt	3,500	16,620	3,500	8,500
Repayment on short-term debt	—	(19,000)	—	—
Proceeds from long-term debt	—	323,500	—	—
Repayment on long-term debt	—	(192,000)	—	(2,000)
Debt issuance costs	(231)	(13,104)	—	—
Capital contribution from Parent company	—	210,248	—	—
Other	—	—	(9)	(396)

Net cash provided by financing activities	3,269	326,264	3,491	6,104

Net increase (decrease) in cash	(2,199)	8,300	(1,290)	252
Cash, beginning of period	8,300	—	1,290	1,038

Cash, end of period	$6,101	$8,300	$—	$1,290

Supplemental disclosure of cash flow information:
Income taxes paid	$732	$1,265	$1,604	$3,305

Interest paid	$19,886	$9,628	$676	$2,821

See notes to financial statements.

MSC—Medical Services Company

Notes to Financial Statements

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands except per share data, unless otherwise stated)

1. Description of Business

MSC—Medical Services Company (the “Company” or “MSC”) is a provider of healthcare products and services for the workers compensation industry in the United States. The Company provides workers compensation payors, such as insurers and third party administrators, with a quality alternative to the costly and time-consuming process of coordinating the logistics for the delivery of non-acute care needs to their claimants. MSC currently manages relationships with over 7,000 vendors, enabling it to provide over 20,000 healthcare products and services to workers compensation patients throughout the United States.

On March 31, 2005, through a series of transactions, all of the issued and outstanding stock of MSC—Medical Services Company was acquired (the “Acquisition”) by MCP-MSC Acquisition, Inc. (the “Parent”), a Delaware corporation formed by investment funds affiliated with Monitor Clipper Partners, LLC, certain other institutional investors and members of management. The total cost of the Acquisition was $369.0 million, including actual transaction fees, expenses and repayment of existing debt and a $0.4 million working capital adjustment paid in July 2005.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of MSC. The Company reports its year-end financial position, results of operations, and cashflows on December 31st.

The balance sheet as of December 31, 2006 and the statement of operations and cash flows for the year ended December 31, 2006 are those of MSC (“Successor”). The balance sheet as of December 31, 2005, which includes the acquisition of MSC-Medical Services Company by MCP-MSC Acquisition, Inc. and the statement of operations and cash flows for the post Acquisition activity since March 31, 2005 are those of MSC (“Successor”). The statement of operations and cash flows for the year ended December 31, 2004 and 2003, and the three months ended March 31, 2005, are those of MSC Acquisition, Inc. (“Predecessor”).

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

Cash

Cash includes currency on hand and demand deposits with banks and other financial institutions.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

Accounts Receivable

The Company invoices its customers with general payment terms of 30 – 60 days from invoice date as required in certain instances by state statutes governing the workers’ compensation industry. Credit is extended to the Company’s customers and collateral is not required.

Accounts receivable includes billed and estimated unbilled receivables and is comprised primarily of amounts due from third-party payors. The Company values its receivables at the net amount it expects to receive from the third-party payors. The Company collects a substantial portion of its receivables within 12 months; however, the collection period of some receivables ranges from 24 to 36 months.

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

Included in the allowance for doubtful accounts are provisions for sales allowances totaling $0.5 million at December 31, 2006 and $0.7 million at December 31, 2005.

Below is a roll forward of the allowance for doubtful accounts (in thousands):

(in thousands)	Balance at Beginning of Period	Additions			Write-offs	Balance at End of Period (2)
		Charged to Costs and Expenses (1)	Charged to Other Accounts
Description
Year Ended December 31, 2004

Allowance for doubtful accounts	$2,109	$3,154	$—		$(1,328)	$3,935

Year Ended December 31, 2005

Allowance for doubtful accounts	$3,935	$24,017	$327		$(11,090)	$17,189

Year Ended December 31, 2006

Allowance for doubtful accounts	$17,189	$8,121	$(545	) (3)	$(6,478)	$18,287

(1)	Represents the provision for doubtful accounts receivable.
(2)	This amount excludes the reserve for sales allowances of $0.5 million and $0.7 million for the years ended December 31, 2006 and 2005, respectively.
(3)	Amount represents release of reserve to income during the year.

Bad debt expense, net for the year ended December 31, 2006, 2005 and 2004 was approximately $7.6 million, $5.5 million and $3.2 million, respectively. In addition, the Company recorded adjustments to the allowance for doubtful accounts of approximately $18.5 million for the year ended December 31, 2005 (See footnote 17—Adjustment to Net Accounts Receivable Balance).

Excluding the $18.5 million charge in 2005, the increase from fiscal 2005 to 2006 is a result of a change in the factor utilized to estimate future bad debt-expense based on current period billings to 2.5% of net revenues

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

for the year ended December 31, 2006 versus 0.85% for the first quarter of 2005 and 1.4% in the second quarter of 2005 and 2.5% for the last two quarters of 2005. The estimation factor increased as a result of an analysis performed during the third quarter of 2005 that indicated that the factor being used should be increased to address the collection risk of the Company’s portfolio of receivables.

Inventory

Inventories are valued at the lower of cost or market with cost determined using weighted average cost. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise. Any write-offs or adjustments are not considered material to the financial statements.

Property and Equipment

Property and equipment is stated at historical cost. Upon disposal, costs of property and equipment and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in the results of operations. Maintenance and repairs are charged to current operations as incurred. For financial reporting purposes, depreciation is computed using the straight-line method.

Internally developed computer software costs, including internal development time, are capitalized and amortized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

Impairment of Long-Lived Assets

Goodwill represents the excess purchase price paid over net assets acquired resulting from the application of the purchase method of accounting. Goodwill is tested annually for impairment.

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company performed its annual impairment review of goodwill and trademarks as of the measurement date, October 31, for fiscal year 2006, which indicated no impairment charge was required.

The Company evaluates its long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recognized for the years ended December 31, 2006, 2005 and 2004.

Debt Issuance Costs

Costs incurred related to debt financings have been capitalized and are being amortized over the terms of the debt using the effective interest method. Amortization of deferred debt issuance costs is included in interest expense in the accompanying statement of operations.

Revenue Recognition

The Company recognizes revenue from product sales and services in the period that the service or rental activity occurs after obtaining a referral and authorization (either written or verbal) from the payor. Estimated

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

provisions for sales allowances are recorded, if necessary, in the period the sale is recorded as a reduction to revenue. As of December 31, 2006 and 2005, the reserve for sales allowance was approximately $0.5 million and $0.7 million, respectively, and is included in the allowance for doubtful accounts balance.

Unbilled accounts receivable represents those transactions for which services have been performed but for which the Company is awaiting final cost information from its service provider. The Company estimates this portion of earned but unbilled revenue and the corresponding receivable monthly, based on historical trends and estimation methodologies. These estimates are adjusted in subsequent periods when information becomes available from the service providers. Historically, these estimates have reasonably approximated the level of revenue actually billed to payors in the relevant period. As of December 31, 2006 and 2005, unbilled receivables were approximately 21.9% and 23.6%, respectively, of total accounts receivable.

The Company generally does not charge additional amounts to customers for shipping and handling costs as any such costs are included in the sales price. The Company includes all of its costs of shipping and handling in operating expenses (approximately $0.6 million, $0.9 million, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively).

The Company’s revenues are derived from the following:

Pharmacy Benefit Management and Mail Order Pharmacy programs—Company administers claimants’ prescription medication needs through a retail card program and also provides a mail order delivery alternative, where the execution of such deliveries is performed by a mail order provider.

Medical Products and Supplies—Company supplies claimants with orthotics and prosthetics, durable medical equipment and miscellaneous medical devices and supplies. The Company procures and coordinates the delivery of these products, monitors equipment usage and manages supply orders for claimants on behalf of their insurer.

Medical Services—Company coordinates the scheduling of home health care services with patients and providers and offers, among other services, nursing care, I.V. therapy, physical therapy, and ambulatory and non-ambulatory transportation.

Cost of Revenue

The Company’s cost of revenue includes administrative costs associated with the outsourcing of pharmaceutical services, costs for services performed by vendors (including the cost of unbilled revenue), and customer service operations and product costs, including shipping and handling.

Derivatives

The Company from time to time uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and fair value changes in fixed-rate debt. The Company does not enter into derivative financial instruments for trading purposes. The Company records changes in the fair value of derivatives to operations or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Sales Tax

The Company remits sales taxes to various taxing jurisdictions as a result of revenue earned from the sale of products and services to its customers. Sales tax liabilities are incurred primarily from the sale of the Company’s

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

Medical Products. Specific sales tax rates applicable to the Company’s products and services vary by taxing jurisdiction and certain of the Company’s Medical Products are deemed to be tax exempt. The Company does not currently assess sales tax on billings to its customers but is exploring the potential of doing so in the future. Expenses associated with amounts due to the various taxing jurisdictions are reflected on an on-going basis in the Statement of Operations as a component of Operating Expenses.

Comprehensive Income

Comprehensive income represents all changes in equity resulting from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income (loss), such as the unrealized gain or loss on the interest rate swap (See footnote 13). For the years ended December 31, 2006 and 2005, other comprehensive income was $0.2 million and $0.4 million, respectively, net of the tax effect (at statutory rates) of $0.1 million and $0.2 million, respectively, and is reported on the Statement of Changes in Stockholders’ Equity.

Stock Based Compensation

The Company had adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 allowed continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock options to employees. The Company applied the intrinsic-value recognition and measurement principles of APB Opinion No. 25 and related interpretations, under which approximately $4.3 million and $0.4 million of compensation cost related to stock options was recognized for the year ended December 31, 2005 and 2004, respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) applying the modified prospective method. See Footnote 12—Stock Based Compensation for additional information.

Income Taxes

The Company computes its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Income taxes are accounted for under the asset and liability method.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date.

Fair Value of Financial Instruments

Fair value estimates and assumptions used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The Company used available information to derive its estimates. However, because estimates are made as a specific point of time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

The carrying amounts of the Company’s financial instruments including cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying values of the short and long-term debt approximate fair value based upon market rates. The fair value of the interest rate swap was determined using an interest rate analysis as of December 31, 2006.

Use of Estimates

The preparation of financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to revenue and accounts receivable, allowance for doubtful accounts and goodwill and intangible assets. Actual results could differ from those estimates.

Recently Issued Accounting Standards

On March 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this Statement on January 1, 2006 (see Note 12 for the Company’s disclosure).

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements, as well as provides accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

3. Business Combinations

Fiscal Year 2006

There were no business combinations in fiscal 2006.

Fiscal Year 2005

The Acquisition described in Footnote 1. Description of Business was accounted for as a purchase by MCP-MSC Acquisition, Inc. in accordance with Statement of Financial Accounting Standards (SFAS) No. 141,

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

“Business Combinations”, and Emerging Issues Task Force (EITF) No. 88-16 “Basis in Leveraged buyout Transactions”. Accordingly the interest retained by certain members of management was recorded at carryover basis. The remainder of the investment in the assets acquired and liabilities assumed was recorded at estimated fair value based on a purchase price allocation. The final purchase price allocation and the estimated useful lives are based on the results of an independent appraisal. The Company estimates that approximately $5.3 million of goodwill will be deductible for income tax purposes.

Goodwill of $234.4 million was recorded as a result of the Acquisition. The main drivers of goodwill were the Company’s historical revenue growth rate as well as expectations for future revenue and EBITDA growth from organic and strategic initiatives. The Company believes it is well positioned, with its current product and service offerings, in a market that is fragmented and without a dominant market leader, especially in the Medical Product segment. These expectations of future business performance were key factors influencing the premium paid for the business as part of the competitive auction process, which included other buyers who also viewed the business as an attractive investment opportunity.

The assets acquired and liabilities assumed by MCP-MSC Acquisition Inc. were pushed down to the Company’s financial statements. The allocation of the purchase price was as follows (in thousands):

Consideration:
Total purchase price paid	$369,000
Additional consideration to be paid for estimated tax benefits, as received	12,200

Total	$381,200
Allocated to:
Current assets	$87,500
Non-current assets	12,300
Identifiable intangible assets	129,500
Goodwill	234,423
Deferred tax liability	(44,823)
Liabilities assumed	(37,700)

Total	$381,200

The following summary, prepared on a pro forma basis, presents the unaudited results of operations as if the business combination had occurred as of the beginning of the fiscal 2005 year, after including the impact of amortization of intangibles, increased interest expense related to new debt and the related income tax effects. The results for the year ended December 31, 2005 include both the results of the Predecessor for the period January 1, 2005 to March 31, 2005 and the Successor for the post acquisition activity and the nine months ended December 31, 2005.

(in thousands)	Year Ended December 31, 2005
Net revenue from product sales and services—as reported	$301,611
Net revenue from product sales and services—pro forma	$301,611
Net loss—as reported	$(37,743)
Net loss—pro forma	$(42,004)

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

4. Property and Equipment

The details of the Company’s property and equipment are as follows (in thousands):

	Estimated Useful Life	December 31,
		2006	2005
Leasehold improvements	over lease term	$557	$533
Furniture and office equipment	5 years	1,792	1,625
Computer hardware and software	3 years	8,648	4,866

		10,997	7,024
Less accumulated depreciation		5,196	1,873

Total		$5,801	$5,151

Depreciation expense was approximately $3.3 million, $2.3 million, and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

5. Goodwill and Amortizable Intangible Assets

Goodwill totaled $236.2 million and $234.4 million as of December 31, 2006 and 2005, respectively, and represents the excess of the purchase price over the fair value of the tangible and intangible assets associated with the March 31, 2005 acquisition of 100% of the outstanding common stock of MSC Acquisition, Inc. In the third quarter of 2006 an adjusting entry was recorded to increase the deferred tax liability balance at the Acquisition date by $1.8 million with a corresponding increase to goodwill to exclude tax deductible goodwill from the tax basis of intangible assets.

Identifiable intangible assets include trademarks of approximately $24.1 million as of December 31, 2006 and 2005. It has been determined that these trademarks will generate cash flows for an indefinite period of time and therefore, are not subject to amortization.

The details of the Company’s amortizable intangible assets are as follows (in thousands):

	Estimated Useful Life	December 31,
		2006	2005
Vendor contracts	10-15 years	$24,900	$24,900
Customer relationships	10-12 years	58,800	58,800
Carrier relationships	12 years	11,100	11,100
Pharmacy relationships	30 years	10,600	10,600

		105,400	105,400

Less accumulated amortization		15,170	6,502

Total		$90,230	$98,898

Amortization expense of intangibles was approximately $8.7 million, $6.7 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

The Company estimates amortization expense for these intangible assets for the next five years will be as follows (in thousands):

Year ended December 31,
2007	$8,668
2008	8,668
2009	8,668
2010	8,668
2011	8,668
Thereafter	46,890

Total	$90,230

6. Debt Obligations

Short-Term Debt

The Company maintains an asset-based LOC which permits maximum borrowings of up to $40 million. The Revolver has a term of 6 years and will expire on March 31, 2011. Borrowings under the Revolver of $20.1 million at December 31, 2006 and $16.6 million at December 31, 2005 bear interest at an initial rate per annum equal to the applicable base rate plus 2.0% or the Eurodollar (LIBOR) rate plus 3.0%.

On December 14, 2006, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Revolving Credit Agreement (the “Credit Agreement”) dated as of March 31, 2005 among the Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, as amended by Amendment No. 1 to the Revolving Credit Agreement dated as of May 12, 2005 and Amendment No. 2 to the Revolving Credit Agreement dated as of December 9, 2005.

In Amendment No. 3, the Company, the Administrative Agent and the Lenders have agreed to amend the Credit Agreement in certain respects, including, but not limited to, the items set forth below:

•

Consolidated Fixed Charge Coverage Ratio. The minimum consolidated fixed charge coverage ratios required to be maintained by the Company under the Credit Agreement during the four fiscal quarter periods commencing with the four fiscal quarter period ending December 31, 2006 through the four fiscal quarter period ending June 30, 2008 have been reduced to a range of 0.90:1.00 to 1.25:1.00.

•

Capital Expenditures. The Company will be subject to a new restrictive covenant ranging from $5 million to $6.5 million that will impose an annual limit on the amount of capital expenditures the Company will be permitted to make for the remainder of the term of the Credit Agreement. Commencing in 2007, if the Company does not use the entire amount permitted in respect of any fiscal year, the Company may carry over the unused amount (subject to a cap) into the following fiscal year, subject to compliance with the minimum consolidated fixed charge coverage ratio at the time such amount is expended.

•

Restricted Transactions. The Company will not be permitted to take certain actions under the Credit Agreement, including making certain acquisitions, other specified investments and certain restricted payments, unless at the time of such transaction the Company is in compliance with the specified minimum consolidated fixed charge coverage ratio which varies over time and differs depending on the type of restricted transaction being consummated. In addition, after each such restricted transaction has been consummated, the Company will be subject to a minimum borrowing availability requirement unless or until the Company meets the specified minimum consolidated fixed charge coverage ratio.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

•

In connection with the amendments described above, Amendment No. 3 amends the definition of “Consolidated EBITDA”, and adds the following new defined terms to, the Credit Agreement: “Calculation Period”, “Capital Expenditure Carryover Amount”, “Restricted Transaction”, “Suspension Consolidated Fixed Charge Coverage Ratio”, “Suspension Date” and “Transaction Conditions”.

Under its credit agreement, the Company is required to maintain a fixed rate on 50% of its funded debt for a period of three years. In order to achieve compliance with that requirement, in August 2005 the Company entered into an Interest Rate Swap (“Swap”) with JP Morgan Chase Bank, N.A., the Floating Amount Payer and MSC—Medical Services Company, the Fixed Rate Payer. Through this Swap, the Company has fixed the interest rate on $125.0 million of its funded debt through October 15, 2007, and $75.0 million of its funded debt from October 15, 2007 through October 15, 2009. There are twelve 3-month maturity fixed rate swaps remaining at December 31, 2006, with the fixed interest rate ranging from 4.1% to 4.8% while the variable rate is based on the three month Eurodollar (LIBOR) rate.

Interest rate swaps are designated and qualify as cash flow hedges and the gains or losses on the swaps are recorded in other assets or liabilities in the balance sheet with a corresponding adjustment to accumulated other comprehensive loss, a component of stockholders’ equity. Amounts are reclassified from accumulated other comprehensive loss and reflected as an adjustment to interest expense as interest is accrued on the underlying debt.

The Company’s Swap’s qualify as perfectly effective cash flow hedges, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, there was no ineffective portion to the hedge recognized in earnings. The fair value of the interest rate swaps resulted in an unrealized gain of $0.6 million net of tax recorded as accumulated other comprehensive income at December 31, 2006. The interest rate swap reduced interest expense by $0.8 million for the year ended December 31, 2006, and had no effect on interest expense for the years ended December 31, 2005 or 2004.

Long-term debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2006	2005
Senior Secured Floating Rate Notes (net of unamortized discount of $1,105 and $1,355 at December 31, 2006 and 2005), interest is payable quarterly at LIBOR plus 7.5% (12.9% and 11.7% at December 31, 2006 and 2005), principal is payable in full on October 15, 2011	$148,895	$148,645

Less current portion	—	—

Long-term debt, less current portion	$148,895	$148,645

For the years ended December 31, 2006, 2005 and 2004, amortization of debt issuance costs was approximately $1.3 million, $7.6 million and $0.6 million, respectively.

The Company’s debt agreements require compliance with various financial covenants, including leverage ratios and fixed charge coverage ratios as well as placing limitations on new debt obligations, capital expenditures, leases, and asset sales. In addition, the Company must maintain certain multiples of earnings before interest, taxes, depreciation, and amortization, adjusted for certain expenses, times interest expense. Substantially all of the Company’s assets are pledged as collateral under the Company’s debt obligations.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

Scheduled maturities of long-term debt are as follows (in thousands):

Year ended December 31,
2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	150,000

150,000

Less: amount representing discount on Senior Secured Floating Rate Notes	1,105

Total	$148,895

On May 12, 2005, MCP-MSC Acquisition, Inc. (“HoldCo”), the parent company of MSC-Medical Services Company, issued 13.50% Senior Discount Notes due April 2013, to Banc of America Securities LLC (“Banc of America”) in the principal amount at maturity of $38,732,000 with a current carrying amount of $33,916,975 (the “Notes”). The Notes were issued under the Indenture, dated as of May 12, 2005, between HoldCo and U.S. Bank National Association (“U.S. Bank”) as Trustee.

On August 8, 2006, MCP-MSC Investment LLC (“MCP-MSC”) purchased the Notes for $25,000,000 from Banc of America. MCP-MSC was formed by Monitor Clipper Equity Partners II, L.P. and Monitor Clipper Equity Partners (NQP) II, L.P., the primary stockholders of HoldCo, as a special-purpose limited liability company for the purpose of purchasing and holding the Notes. A First Supplemental Indenture between HoldCo and U.S. Bank was also signed on August 8, 2006 to amend certain calculations contained in the Indenture to reflect this purchase. There were no changes to HoldCo’s obligation under the Indenture as a result of the purchase. In accordance with the terms of the Note, no interest payments were required to be made to MCP-MSC in the year ended December 31, 2006.

7. Leases

The Company leases facilities and certain other assets under operating leases expiring at various times through February 28, 2015.

Effective December 4, 2006, MSC—Medical Services Company entered into a full service lease agreement with South Shore Group Partners, LLC for new corporate headquarters office space of approximately 100,000 square feet located at The Aetna Building, 841 Prudential Drive, Jacksonville, FL 32207. The lease has a 94 month term commencing on the later of (i) May 1, 2007, or (ii) the completion of certain tenant specified improvements to the premises. The lease provides for an option to renew and extend the lease for two terms of five years each, commencing at the expiration of the initial term of the lease. MSC also has the option to contract 24,415 square feet of the space through calendar year 2008.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

Future minimum rental payments under non-cancelable operating leases having terms in excess of one year are as follows at December 31, 2006 (in thousands):

Year ended December 31,
2007	$662
2008	1,770
2009	1,679
2010	1,793
2011	1,884
Thereafter	6,469

Total minimum payments	$14,257

Rent expense was approximately $1.0 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

8. Contingent Purchase Price Payments

The Company has an obligation to pay the former owners for the tax benefits, as realized by the Company, relating to expenses incurred in connection with the Acquisition. The Company estimated these tax benefits to be approximately $12.2 million related to the transaction expenses incurred in the three months ended March 31, 2005. In 2006 the Company received approximately $8.8 million in tax refunds from the filing of amended returns in connection with the Acquisition. These refunds were paid to the former owners under the purchase agreement. The remaining tax benefit associated with the transaction expense that could not be carried back on amended tax returns is reflected in the December 31, 2006 balance sheet as due to former owners.

9. Stockholders’ Equity

On March 31, 2005, MCP-MSC Acquisition, Inc. (“Parent”), a Delaware corporation formed by investment funds affiliated with Monitor Clipper Partners, LLC, certain other institutional investors and members of Management through a series of transactions, acquired all of the issued and outstanding stock of MSC—Medical Services Company (“Acquisition”).

The funds necessary to complete the Acquisition were provided by (i) $9.0 million of borrowings under the $40.0 million senior Revolver; (ii) $175.0 million of borrowings under a senior secured term loan facility; (iii) a $179.9 million aggregate cash equity investment by investment funds affiliated with Monitor Clipper Partners, LLC and certain other institutional investors to the Company; and (iv) $4.7 million of rollover equity from certain members of management. On May 12, 2005, the Parent issued $38.7 million principal amount at maturity of 13.50% Senior Discount Notes and contributed net proceeds from offering of $28.9 million, to the Company.

10. Retirement Benefits

The Company maintains a 401(k) retirement plan covering substantially all employees and matches 25% of employee contributions up to 4% of contributions or 1% of employee’s total salary. The Company expensed approximately $0.1 million related to its 401(k) plan for each of the years ended December 31, 2006, 2005 and 2004, respectively.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

11. Income Taxes

The provision for income taxes is summarized as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2006	Nine Months Ended December 31, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Current:
Federal	$—	$—	$(7,100)	$4,384
State	—	—	11	668

	—	—	(7,089)	5,052
Deferred:
Federal	(4,490)	(12,543)	(1,090)	(846)
State	(603)	(1,685)	(1,287)	(94)

	(5,093)	(14,228)	(2,377)	(940)

Total	$(5,093)	$(14,228)	$(9,466)	$4,112

Income tax expense reconciled to the tax computed at statutory rates (in thousands):

	Years Ended December 31,
	2006	2005
Statutory federal rate	34.0%	34.0%
State income taxes	4.6%	4.6%
Other	(1.1)%	(0.4)%

Effective tax rate	37.5%	38.2%

The Company’s effective tax rate is higher than the Federal statutory tax rate of 34% due primarily to state income taxes and certain nondeductible items.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

Components of the Company’s deferred income taxes assets are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Current	Non-current	Current	Non-current
Allowance for doubtful accounts	$7,053	$—	$6,623	$—
UNICAP	8	—	10	—
Accrued sales tax	940	—	1,461	—
AMT credit	—	451	—	450
NOL	—	9,485	—	7,527
Charitable contributions	—	10	—	—
Share-based payment	—	475	—	—
Depreciation	—	342	—	87

Total deferred tax assets	$8,001	$10,763	$8,094	$8,064

Components of the Company’s deferred income taxes liability are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Current	Non-current	Current	Non-current
Prepaid insurance & other	$(36)	$—	$(36)	$—

Asset disposition	—	—	—	(43)
Acquired identifiable assets	—	(40,470)	—	(41,750)
Goodwill	—	(485)	—	—

Other	—	(352)	—	(221)

Total deferred tax liabilities	$(36)	$(41,307)	$(36)	$(42,014)

The Company has recorded reserves of approximately $0.1 million, and $0.4 million at December 31, 2006 and 2005, respectively, for estimated state income tax exposures.

The Company has federal net operating losses of approximately $29.5 million available for carry forward that will expire in 19-20 years.

12. Stock Based Compensation

During 2002, the Predecessor adopted a stock compensation plan (the “Plan”), allowed for the issuance of options to acquire up to 1,500,000 shares of the Predecessor’s common stock. The Plan provided for stock options to be granted with vesting provisions as determined by the Board of Directors. The granted stock options had a term as provided by the Board of Directors, provided that such term did not exceed ten years. In connection with the sale of the Predecessor, all stock options of the Predecessor either vested or terminated under the terms of the Predecessor’s stock option plan. As a result of vesting certain of these options under the Plan, the Predecessor recorded $4.3 million of compensation expense for the three months ended March 31, 2005.

During 2005, the Parent adopted a stock compensation plan (the “Stock Option Plan”), under which options to acquire 42,631,211 shares of the Parent’s common stock may be granted. Stock options granted to two executives of the Company to acquire 3,821,271 shares of common stock were fully vested and had terms not exceeding 10 years. The remaining stock options granted had terms of 10 years and vest over time and in the event of a change of control.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

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

The impact of the equity-based compensation is reflected in cash flow from operations on the Statement of Cash Flows.

Fair Value Disclosures—Prior to Adopting SFAS No. 123(R)

The following table illustrates the proforma impact on reported amounts after applying the fair value recognition provisions to share-based compensation expense in periods prior to the adoption of SFAS No. 123(R) (in thousands):

	December 31,
	2006	2005	2004
Net income (loss), as reported	$(8,472)	$(37,743)	$5,741

Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	699	2,636	254

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(699)	(3,172)	(254)

Pro forma net income	$(8,472)	$(38,279)	$5,741

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

Activity relative to the Company’s common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Intrinsic Value ($ in 000’s)
Options outstanding at December 31, 2004	695,500	$7.63
Options granted—time vesting	30,106,705	$0.90
Options granted—performance vesting	12,524,506	$2.50
Options forfeited	(7,933,016)	$2.00

Options outstanding at December 31, 2005	35,393,695	$1.35		$2,500

Options granted—time vesting	3,583,716	$1.44
Options granted—performance vesting	1,791,858	$1.44
Options forfeited	(10,987,266)	$(1.40)

Options outstanding at December 31, 2006	29,782,003	$1.34	8.48	$1,789

Exercisable at December 31, 2006	12,201,449	$1.10	8.37	$1,789

Two-thirds of options granted vest over a three-year period, with an exercise price ranging from $1.00 to $3.00. The remaining one-third vest only upon change in control and also have exercise prices ranging from $1.00 to $3.00. Any portion of the stock options not then vested shall immediately vest upon change of control. The 12.2 million vested shares at December 31, 2006 have exercise prices between $0.29 and $3.00.

The grant date fair value of options vested was approximately $1.7 million during the year ended December 31, 2006 and $3.8 million for the year ended December 31, 2005. The fair value of options vested during the year ended December 31, 2004 was minimal.

The fair value of options granted during the year ended December 31, 2006 was approximately $0.6 million and is expected to be expensed over a period of 36 months. The intrinsic value of the options outstanding at December 31, 2006 and December 31, 2005 was $1.8 million and $2.5 million, respectively, as detailed in the schedule above. The decrease in intrinsic value resulted from forfeitures during the year ended December 31, 2006 and decline in stock value.

The total compensation cost related to nonvested awards not yet recognized is approximately $4.1 million at December 31, 2006 and is expected to be expensed over the next three years.

The estimated fair value of each option granted after January 1, 2006 is calculated using the Black-Scholes option pricing model. The assumptions used for calculating fair value of grants issued during the year ended December 31, 2006 varied in range as follows: expected life of 3 – 3.5 years, risk-free interest rate of 4.7% – 4.9%, expected volatility of 23.8% – 25.1% and no expected dividend yield.

An estimated expected life of 3 – 3.5 years before exercise was used for the grants during the year ended December 31, 2006 based on the typical investment holding period of the shareholder with a controlling interest in MSC. A targeted holding period range of three to six years is cited in Monitor Clipper Equity Partners II, L.P. Private Placement Memorandum at which time all shares would be expected to be vested and then exercised. Implicit in this assumption is that option-holders would not likely exercise before a transaction date as they would become the holders of minority interest shares subject to marketability discounts should they wish to sell their shares. The expected change in control will likely provide a liquidity event for option-holders.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

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

Activity relative to the Company’s restricted stock is as follows:

	Number of Shares	Fair value at grant date
Restricted shares outstanding at December 31, 2005	—	$—
Restricted shares issued March 31, 2006	900,000.88
Issued/Rescinded	—	—

Restricted shares outstanding at December 31, 2006	900,000	$.88

The restricted shares were issued at a purchase price of $0.001 per share with one-third of the options vesting on February 14 of each of 2007, 2008 and 2009.

13. Comprehensive Income

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

(in thousands)	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$(8,472)	$(37,743)	$5,741
Other comprehensive income (loss):
Unrealized gain/(loss)
Interest rate swap, net of tax	208	353	—

Comprehensive income (loss)	$(8,264)	$(37,386)	$5,741

14. Commitments and Contingencies

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

The Company has also entered into various multi-year contracts to purchase products or services in the ordinary course of business. These contracts typically include either a volume commitment or a fixed expiration date, pricing terms based on the vendor’s published list price, termination provisions, and other standard contractual considerations. Certain of these contracts are cancelable, typically upon written notice of intent to cancel. Contracts for both non-cancelable agreements and agreements where remedies upon cancellation are not

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

specified totaled approximately $1.0 million as of December 31, 2006 and range from one to three years as follows:

(in thousands)
Year ended December 31,
2007	342
2008	348
2009	314

Total	$1004

The Company has various insurance policies covering risks and in amounts it considers adequate. Additionally, the Company’s standard agreement with its vendors provide for indemnification by such vendors. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company.

The Company is a party to various other legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

15. Related Party Transactions

On June 7, 2002, the Predecessor entered into a management agreement with HIG Capital, an affiliate of a majority stockholder of the Predecessor. Under the agreement, HIG Capital would provide management and advisory services to the Company through June 1, 2012. HIG Capital was entitled to an annual fee of $0.5 million for these services. The Company expensed $0.1 million for the three months ended March 31, 2005. As a result of the Acquisition, the contract terminated.

In addition, the Predecessor paid $7.1 million in fees in connection with the Acquisition to HIG Capital which is included in transaction expenses in the accompanying statement of operations for the three months ended March 31, 2005. See footnote 16—Transaction expenses.

On March 31, 2005, the Company entered into a management fee agreement with Monitor Clipper Partners, LLC (“MCP”). MCP, who is affiliated with our parent, will provide operational and financial services for an annual fee of $0.5 million paid to MCP on a quarterly basis ($0.4 million for the nine months ended December 31, 2005). For the year ended December 31, 2006, MSC paid $0.3 million of the management fee to MCP. The management fee was not paid in its entirety due to the Company engaging and paying approximately $0.3 million to a consulting and marketing firm associated with MCP to conduct a market survey. The management fee is included in operating expenses of the accompanying statement of operations.

16. Transaction Expenses

In connection with the March 31, 2005 Acquisition, the Predecessor incurred transaction expenses totaling $24.7 million for the three months ended March 31, 2005 which included the following expenses: $7.3 million long-term incentive payment to the former Senior Vice President of Sales and Marketing pursuant to the terms of his employment contract, $7.1 million in fees to former owners, $6.2 million in fees to the Company’s financial advisor, a $2.6 million long-term incentive payment to a former officer pursuant to the terms of his employment

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

contract, $0.6 million in payments to employees of the Company, $0.6 million in legal expenses, $0.1 million in accounting-related expenses, and $0.2 million in other fees and expenses.

17. Adjustment to Net Accounts Receivable Balance

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

In conjunction with the Company’s audit of its 2005 annual financial statements conducted by its independent accountants, the Company re-assessed the collection opportunity of outstanding receivables, taking into account the analysis and adjustment occurring during the third quarter of fiscal 2005. During this process the Company evaluated various factors, such as, cash collected on individual receivables, aging of receivable balances and specific communications with individual customers. The Company also contacted a significant number of customers in an effort to obtain direct confirmation regarding individual invoice balances outstanding as of December 31, 2005. As a result, the Company identified additional facts and circumstances from those previously noted during the third quarter fiscal 2005 review with respect to certain classes of products and services. The Company concluded that its allowance for doubtful accounts balance was insufficient to cover its collectibility risks associated with (a) non-standard products and services, (b) net receivable balances after the Company’s billing was partially paid by its customer, and (c) aged portfolio of receivables. Therefore, the Company recorded an additional charge of $3.1 million, in addition to the $1.8 million recorded as a result of its existing estimation methodologies resulting in a total bad debt reserve of $17.2 million for the year ended December 31, 2005.

18. Adjustment to Sales Tax Liability

During 2005 the Company began to receive inquiries from several states regarding the Company’s sales tax filing practices. Based on these inquiries, the Company performed a review of its existing liability for sales tax payable. This analysis included researching the taxability of the Company’s product categories in all states, the voluntary disclosure benefits, and the sales tax exposure existing with all states. The Company’s analysis was completed in the third quarter of 2005 and indicated that its existing liability was understated by approximately $3.0 million. As a result of this change in estimate, the Company incurred a charge and a corresponding increase in its sales tax liability. The amount of sales tax payable is reflected in accrued expenses in the Company’s December 31, 2006 and 2005 balance sheet. The Company has implemented several new procedures to improve the accrual and reporting process. The Company deems the additional process controls and the recorded charge to be adequate as of December 31, 2006 and 2005.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

19. Selected Quarterly Financial Data (Unaudited)

The following is selected quarterly financial data for the years ended December 31, 2006 and 2005. The first quarter of 2005 combines financial data for MSC Acquisition, Inc., the Predecessor, and the Company, the Successor:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year Ended 2006 (unaudited):
Net sales	$79,681	$84,096	$81,496	$79,617
Cost of revenue	64,311	66,953	65,120	64,395
Gross profit	15,370	17,143	16,376	15,222
Operating expenses	11,365	11,230	10,860	11,286
Depreciation and amortization	2,890	3,004	3,080	3,016
Operating income (loss)	1,115	2,909	2,436	920
Interest expense, net	5,009	5,266	5,430	5,240
(Loss) before income taxes	(3,894)	(2,357)	(2,994)	(4,320)
Income tax (benefit)	(1,462)	(885)	(1,125)	(1,621)
Net (loss)	$(2,432)	$(1,472)	$(1,869)	$(2,699)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Predecessor		Successor
	(in thousands)
Year Ended 2005 (unaudited):
Net sales	$75,060	$75,370	$76,669	$74,512
Cost of revenue	61,055	61,988	62,727	60,696
Gross profit	14,005	13,382	13,942	13,816
Operating expenses	11,706	7,649	9,256	10,299
Transaction expenses	24,697	—	—	—
Adjustments to allowance for doubtful accounts	—	—	15,467	3,060
Adjustment to tax liabilities	—	—	3,047	—
Depreciation and amortization	785	2,698	2,762	2,813
Operating income (loss)	(23,183)	3,035	(16,590)	(2,356)
Interest expense	1,469	10,910	4,827	5,137
(Loss) before income taxes	(24,652)	(7,875)	(21,417)	(7,493)
Income tax (benefit)	(9,675)	(3,048)	(8,354)	(2,617)
Net (loss)	$(14,977)	$(4,827)	$(13,063)	$(4,876)

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

20. Subsequent Event

On March 6, 2007, MSC was provided with ninety (90) days notice by Liberty Mutual of their intent to terminate the Liberty Mutual Agreement dated as of April 1, 2003 between the Company and Liberty Mutual. The effective date of the termination of the Liberty Mutual Agreement is June 4, 2007. MSC’s contracts with Liberty Mutual for Home Health Services and Durable Medical Equipment are unaffected.

Liberty Mutual represented approximately 19% of the Company’s total billings for the year ended December 31, 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $42.8 million in 2006.

Liberty Mutual also represented 13.9%, or $11.4 million of gross accounts receivable before reduction for allowance for doubtful accounts.

As a result of the loss of this business, we will be required to test the valuation of our goodwill and other intangible assets in the first quarter of 2007. Management is not able to estimate if any impairment will result from this test.

21. Guarantor Financial Statements

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

The Company has not presented separate financial statements for the Guarantor because it has deemed that such financial statements would not provide investors with any material additional information. Included in the tables below are the consolidating balance sheets as of December 31, 2006 and December 31, 2005, the consolidating statements of operations for the year ended December 31, 2006 and 2005 and statements of cash flows for the year ended December 31, 2006 and 2005 of: (a) the Parent (Guarantor), (b) the Company, (c) elimination entries necessary to consolidate the Parent with the Company, and (d) the consolidated company, MCP—MSC Acquisition, Inc.

The consolidating statement of operations for the year ended December 31, 2005 represents activity subsequent to the Acquisition date of March 31, 2005 for the Successor parent and subsidiary companies only.

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

MCP-MSC Acquisition, Inc.

Consolidating Balance Sheet

(Dollars in thousands)

	December 31, 2006				December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$6,101	$—	$6,101	$—	$8,300	$—	$8,300
Accounts receivable	—	63,537	—	63,537	—	56,488	—	56,488
Inventories	—	150	—	150	—	182	—	182
Income tax receivable	—	—	—	—	—	7,194	—	7,194
Other current assets	—	1,104	—	1,104	—	675	—	675
Current deferred income taxes	—	7,965	—	7,965	—	8,058	—	8,058

Total current assets	—	78,857	—	78,857	—	80,897	—	80,897
Property and equipment	—	5,801	—	5,801	—	5,151	—	5,151
Intangible assets:
Goodwill	—	236,207	—	236,207	—	234,423	—	234,423
Trademarks	—	24,100	—	24,100	—	24,100	—	24,100
Vendor contracts, net	—	20,543	—	20,543	—	23,032	—	23,032
Customer relationships, net	—	50,225	—	50,225	—	55,125	—	55,125
Carrier relationships, net	—	9,481	—	9,481	—	10,406	—	10,406
Non-compete agreements, net	—	9,982	—	9,982	—	10,335	—	10,335

Total intangible assets	—	350,538	—	350,538	—	357,421	—	357,421
Other assets:
Investment in consolidated subsidiary	183,114	—	(183,114)	—	190,468	—	(190,468)	—
Deferred debt issuance costs, net	658	4,959	—	5,617	760	5,815	—	6,575
Other	—	921	—	921	—	601	—	601
Deferred income taxes	2,855	—	—	2,855	1,058	—	—	1,058

Total other assets	186,627	5,880	(183,114)	9,393	192,286	6,416	(190,468)	8,234

Total assets	$186,627	$441,076	$(183,114)	$444,589	$192,286	$449,885	$(190,468)	$451,703

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

MCP-MSC Acquisition, Inc.

Consolidating Balance Sheet—(Continued)

(Dollars in thousands)

	December 31, 2006				December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
					(Dollars in thousands)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$20,120	$—	$20,120	$—	$16,620	$—	$16,620
Accounts payable	—	11,874	—	11,874	—	10,631	—	10,631
Accrued expenses	817	42,369	—	43,186	712	36,300	—	37,012
Due to former owners	—	3,366	—	3,366	—	12,169	—	12,169
Deferred revenue	—	185	—	185	—	167	—	167
Income taxes payable	—	48	—	48	—	582	—	582

Total current liabilities	817	77,962	—	78,779	712	76,469	—	77,181
Non-current liabilities:
Long-term debt	36,241	148,895	—	185,136	31,664	148,645	—	180,309
Deferred income taxes .	—	30,544	—	30,544	—	33,950	—	33,950

Total non-current liabilities	36,241	179,439	—	215,680	31,664	182,595	—	214,259

Total liabilities	37,058	257,401	—	294,459	32,376	259,064	—	291,440
Stockholders’ equity:
Common stock, $.001 par value, 225,000,000 shares authorized, 181,375,000 shares issued and outstanding at December 31, 2006 and 2005	181	—	—	181	181	—	—	181
Additional paid-in capital	185,590	214,643	(214,643)	185,590	184,470	213,525	(213,525)	184,470
Accumulated other comprehensive income	—	561	—	561	—	353	—	353
Retained (deficit) earnings	(36,202)	(31,529)	31,529	(36,202)	(24,741)	(23,057)	23,057	(24,741)

Total stockholders’ equity	149,569	183,675	(183,114)	150,130	159,910	190,821	(190,468)	160,263

Total liabilities and stockholders’ equity	$186,627	$441,076	$(183,114)	$444,589	$192,286	$449,885	$(190,468)	$451,703

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Operations

(Dollars in thousands)

	December 31, 2006				Post-Acquisition Nine Months Ended December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
Net revenue	$—	$324,890	$—	$324,890	$—	$226,551	$—	$226,551
Cost of revenue	—	260,779	—	260,779	—	185,411	—	185,411
Gross profit	—	64,111	—	64,111	—	41,140	—	41,140
Operating expenses	—	44,741	—	44,741	—	27,204	—	27,204
Adjustment for accounts receivable	—	—	—	—	—	18,527	—	18,527
Adjustment for state sales tax	—	—	—	—	—	3,047	—	3,047
Depreciation and amortization	—	11,990	—	11,990	—	8,273	—	8,273

Total expenses	—	56,731	—	56,731	—	57,051	—	57,051

Operating income	—	7,380	—	7,380	—	(15,911)	—	(15,911)
Equity in loss of consolidated subsidiary	(8,472)	—	8,472	—	(23,057)	—	23,057	—
Interest expense, net	4,784	20,945	—	25,729	2,742	21,374	—	24,116

Loss before income tax (benefit)	(13,256)	(13,565)	8,472	(18,349)	(25,799)	(37,285)	23,057	(40,027)
Income tax (benefit)	(1,797)	(5,093)	—	(6,890)	(1,058)	(14,228)	—	(15,286)

Net loss	$(11,459)	$(8,472)	$8,472	$(11,459)	$(24,741)	$(23,057)	$23,057	$(24,741)

MSC—Medical Services Company

Notes to Financial Statements—(Continued)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

(Dollars in thousands)

	December 31, 2006				Post-Acquisition Nine Months Ended December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
Operating activities
Net loss	$(11,459)	$(8,472)	$8,472	$(11,459)	$(24,741)	$(23,057)	$23,057	$(24,741)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Equity in loss of consolidated subsidiary	8,472	—	(8,472)	—	23,057	—	(23,057)	—
Depreciation	—	3,322	—	3,322	—	1,771	—	1,771
Amortization of intangibles	—	8,668	—	8,668	—	6,502	—	6,502
Amortization of debt issuance costs and debt discount	257	1,337	—	1,594	103	7,436	—	7,539
Provision for deferred income taxes	(1,797)	(5,098)	—	(6,895)	(1,058)	(5,208)	—	(6,266)
Provision for bad debts	—	7,576	—	7,576	—	4,853	—	4,853
Adjustment to allowance for doubtful accounts	—	—	—	—	—	18,527	—	18,527
Stock-based compensation	—	1,118	—	1,118	—	—	—	—
Adjustment for sales tax liability	—	—	—	—	—	3,047	—	3,047
Changes in operating assets and liabilities:							—
Increase in accounts receivable	—	(14,625)	—	(14,625)	—	(8,384)	—	(8,384)
Increase in inventories	—	32	—	32	—	774	—	774
Income tax receivable	—	7,194	—	7,194	—	(7,194)	—	(7,194)
Decrease in other current assets	—	(429)	—	(429)	—	75	—	75
Decrease in other non-current assets	—	(112)	—	(112)	1,927	—	—	1,927
Increase (decrease) in accounts payable & accrued expenses	4,527	7,312	—	11,839	712	8,071	—	8,783
Decrease in transaction expenses	—	—	—	—	—	(24,697)	—	(24,697)
Increase in deferred revenue	—	18	—	18	—	(70)	—	(70)
Increase (decrease) in income taxes payable/receivable	—	(534)	—	(534)	—	(1,752)	—	(1,752)

Net cash provided by operating activities	—	7,307	—	7,307	—	(19,306)	—	(19,306)

Investing activities
Payments in connection with business combination	—	—	—	—	—	(296,246)	—	(296,246)
Purchases of property and equipment	—	(3,972)	—	(3,972)	—	(2,412)	—	(2,412)
Cash paid to former owners	—	(8,803)	—	(8,803)	—	—	—	—

Net cash used in investing activities	—	(12,775)	—	(12,775)	—	(298,658)	—	(298,658)

Financing activities
Proceeds from short-term debt	—	3,500	—	3,500	—	16,620	—	16,620
Proceeds from long-term debt	—	—	—	—	29,700	323,500	—	353,200
Repayment of short-term debt	—	—	—	—	—	(19,000)	—	(19,000)
Repayment of long-term debt	—	—	—	—	—	(192,000)	—	(192,000)
Debt issuance costs	—	(231)	—	(231)	(827)	(13,104)	—	(13,931)
Proceeds from stock issuance	—	—	—	—	181,375	—	—	181,375
Capital contribution from Parent company	—	—	—	—	(210,248)	210,248	—	—

Net cash provided by financing activities	—	3,269	—	3,269	—	326,264	—	326,264

Net increase (decrease) in cash	—	(2,199)	—	(2,199)	—	8,300	—	8,300
Cash, beginning of period	—	8,300	—	8,300	—	—	—	—

Cash, end of period	$—	$6,101	$—	$6,101	$—	$8,300	$—	$8,300

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our directors and executive officers, and their ages and positions within our company as of December 31, 2006 are as follows:

Name	Age	Position
Patrick G. Dills	53	Executive Chairman and Director
Joseph P. Delaney	38	President and Chief Executive Officer
Gary Jensen	52	Senior Vice President, Chief Financial Officer
Craig Rollins	40	Senior Vice President of Sales
Linda Lane	40	Vice President of Marketing and Business Development
Jay Wilson	42	Chief Information Officer
Cliff Honiker	49	Vice President of Provider Relations and Analysis
Mitch Freeman	34	Senior Vice President of Pharmacy Services
Will Smith	34	Vice President of Ancillary Medical Products and Services
Timothy A. Crass	34	Vice President, General Counsel
Robert B. Calhoun	64	Director
Kevin A. Macdonald	46	Director
Peter S. Laino	42	Director
Adam S. Doctoroff	33	Director
Thomas E. Moloney	63	Director
Ronald E. Hofstetter	42	Director

Patrick G. Dills joined MSC as Executive Chairman in February 2006. Mr. Dills previously served First Health Group as Executive Vice President from 1988-2005 and President of CCN and Health Net Plus, both wholly owned subsidiaries of First Health, from, respectively, 2001-2005 and 2003-2005. Mr. Dills holds a B.S degree in Economics from the Wharton School at the University of Pennsylvania and currently serves on the board of directors of PRG Schultz International, Inc., NASDAQ (PRGX), a recovery audit services company.

Joseph P. Delaney became President and Chief Executive Officer of MSC in February 2006, after joining MSC in 2004 as Chief Operating Officer. Mr. Delaney previously served as a consultant from 1997 to 2002 and a Partner from 2002 to 2004 at The Parthenon Group, a strategic advisory and principal investing firm. During his tenure there, he led a wide range of cost reduction and revenue enhancement projects for Fortune 1000 clients.

Gary Jensen joined MSC as Chief Financial Officer in September 2005. Previously Mr. Jensen was employed by Cardinal Health, Inc., a provider of products and services to the health care industry, where he served as the Vice President of Corporate Audit from 1996 to 2000, Senior Vice President of Financial Analysis and Corporate Audit from 2000-2002 and as Senior Vice President and Corporate Controller from 2002-2005.

Craig Rollins, who joined MSC in 1998, became Senior Vice President of Sales in June 2005. As Regional Area Director, Mr. Rollins worked extensively to develop MSC’s presence on the West Coast and in the Northeast and also served as Regional Account Manager.

Linda Lane, who joined MSC in 1996, became MSC’s Vice President of Marketing and Business Development in May 2005. In her ten years at MSC, she has held the positions of Vice President of Sales and National Accounts, Regional Area Director and Regional Account Manager.

Jay Wilson joined MSC as Chief Information Officer in March 2006. Previously Mr. Wilson was employed by Concentra, Inc., a workers’ compensation and occupational health services provider, where he served as Vice President of Information Technology of its Health Services Division from 2000 to 2006.

Cliff Honiker has been employed with MSC since May 2005, and has served as Vice President of Provider Relations & Analysis since September 2006. Mr. Honiker is a retired Air Force Medical Service Corps Officer, and prior to joining MSC was the Chief Operating Officer of Aperture Credentialing, the nation’s largest provider credentials verification organization.

Mitch Freeman has been employed with MSC since February 2003, and has served as Senior Vice President of Pharmacy Services since November 2006. Mr. Freeman served as Vice President of Pharmaceutical Operations, Medications Operations Manager and Director of Clinical Services before his current role. Prior to joining MSC, Mr. Freeman was a Critical Care Pharmacist with Memorial Hospital Jacksonville.

Will Smith has been employed with MSC since November 1999, and has served in his current role as Vice President of Ancillary Medical Products and Services since January 2006. Mr. Smith has served as Executive Director of Medical Products and DME Manager of Operations.

Timothy A. Crass became Vice President and General Counsel of MSC in September 2005. Prior to joining MSC, Mr. Crass was an attorney with Akerman Senterfitt PA from 2000 to 2005 and an attorney with Morgan Lewis & Bockius LLP from 1999 to 2000.

Robert B. Calhoun is a Co-Founder and Managing Director of Monitor Clipper Partners. Prior to joining MCP in 1997, Mr. Calhoun was President of The Clipper Group, L.P., which he founded in 1990 to manage the private equity investment business of Credit Suisse First Boston. Mr. Calhoun currently serves on the boards of Recycled Paper Greetings and American Fibers and Yarns. Mr. Calhoun is also an independent director of Interstate Bakeries Corporation, Avondale Mills and the Lord Abbett Family of Funds, where he serves as chairman of the Audit Committees. Mr. Calhoun joined our Board of Directors in May 2005.

Kevin A. Macdonald is a Co-Founder and Managing Director of Monitor Clipper Partners. Prior to joining MCP, Mr. Macdonald was a Managing Director and founding member of The Clipper Group, L.P. Prior to joining Clipper in 1990, Mr. Macdonald was a Vice President in Credit Suisse First Boston’s Leveraged Buyout Group and a member of the firm’s Leveraged Acquisitions Group. Mr. Macdonald is a director of several private companies and is Chairman of the Board of Trustees of the Chestnut Hill School. Mr. Macdonald joined our Board of Directors in May 2005.

Peter S. Laino is a Managing Director of Monitor Clipper Partners, which he joined in August 1998. Previously, Mr. Laino was Director, Development for K-III Communications Corporation, a media holding company formed by Kohlberg Kravis Roberts & Co., L.P. Earlier, he was an associate in the corporate finance group of Dillon, Read & Co., Inc. Mr. Laino currently serves as a director of American Fibers and Yarns, Technology Partners Incorporated, and Reverse Logistics.

Adam S. Doctoroff is a Principal of Monitor Clipper Partners, which he joined in September 1998. Previously, Mr. Doctoroff was a consultant at The Monitor Group. Mr. Doctoroff has been a board observer of Service Partners, LLC, Filogix, Inc. and Metro International Trade Services LLC.

Thomas E. Moloney served as Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services from 1992 through its acquisition by Manulife in 2004. In that role, he played a critical role in Hancock’s demutualization, IPO, strategy and subsequent sale to Manulife. He has served as a director for eight Hancock subsidiaries, chairman of three, and as chairman of several audit committees. He also serves on the board of 5 Star Life Insurance Company and Manulife International Hong Kong. Mr. Moloney is the past Chairman of the Boston Municipal Research Bureau and is currently the Chairman of the Board of Trustees for the Boston Children’s Museum and a member of the Board of Nashoba Learning Center. Since his retirement from John Hancock Financial Services, Mr. Moloney has worked as an independent consultant and focused on philanthropic endeavors.

Ronald E. Hofstetter previously served as Senior Vice President of Sales and Marketing of MSC from 1994 to 2005 and served as Vice President of Business Development for MSC during 2005.

Mr. Moloney is the sole independent director within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act of 1934, as amended and as defined by the Nasdaq Stock Market, Inc.

Board Committees

Audit Committee

The audit committee of our Board of Directors is currently composed of two members, Thomas Moloney and Adam Doctoroff. Mr. Moloney chairs the audit committee and has been designated by the Board of Directors as the audit committee financial expert within the meaning of SEC regulations.

Compensation Committee

The compensation committee of our Board of Directors is currently composed of three members, Patrick Dills, Peter Laino and Robert Calhoun. Mr. Dills chairs the compensation committee and also serves as Executive Chairman of the Company.

Code of Ethics

The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer and all other employees of the Company. A copy of the code of ethics can be obtained free of charge by writing MSC-Medical Services Company, 11764-1 Marco Beach Dr, Jacksonville, Fl 32224, ATTN: Kevin Bass.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

The members of our Board of Directors, other than Mr. Moloney, Mr. Hofstetter and Mr. Dills, are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. Mr. Moloney and Mr. Hofstetter will each receive options to purchase 150,000 shares of our parent’s common stock for their service, with two-thirds vesting over three years beginning on March 31, 2005 and one-third vesting upon a change in control, two-thirds at a strike price of $1, one-sixth at a strike price of $2, and one-sixth at a strike price of $3. In addition, they each receive $30,000 in cash compensation each year. Mr. Dills, Executive Chairman and Director, received for his service options to purchase 1,800,000 shares of our parent’s common stock, with two-thirds of the options vesting over a period of two years beginning February 2007, two-thirds at a strike price of $1 and one-third at a strike price of $2. The remaining one-third of the options vest only upon a change of control of the Company. The Company also issued 900,000 restricted shares of our common stock to Mr. Dills at a purchase price of $0.001 per share with one-third of the shares vesting on February 14 of each of 2007, 2008 and 2009. In addition, he received $148,000 in cash compensation during the year ended December 31, 2006 and will receive $200,000 per year thereafter, in addition to a cash bonus concurrent with each vesting of his restricted shares, health, disability and pension benefits and a performance bonus in an amount, if any, determined by the Board.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pat Dills	$217,750	$792,000	$221,880	—	—	$390,060	$1,621,690

Thomas Moloney	$30,000	—	—	—	—	—	$30,000

Ronald Hofstetter	$30,000	—	—	—	—	—	$30,000

Summary Compensation Table

The following tables set forth compensation information for our Chief Executive Officer during 2006, and our four other most highly compensated executive officers for the year ended December 31, 2006. We refer to these individuals collectively as our “named executive officers.”

Name and Principal Position(s)	Year	Annual Compensation
		Salary		Bonus		Stock Awards (1)	Option Awards (1)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation			Total
Joseph P. Delaney President, Chief Executive Officer	2006 2005 2004	$ $ $	294,346 200,000 23,076	$ $	115,000 150,000 —	— — —	$ $	174,466 1,482,162 —	— — —	— — —	$ $	45,624 312,307 —	(2) (2)	$ $ $	629,436 2,144,469 23,076

Gary Jensen Senior Vice President, Chief Financial Officer	2006 2005 2004	$ $	260,000 75,000 —		$66,000 — —	— — —	$	— 276,043 —	— — —	— — —		— — —		$ $	326,000 351,043 —

Pat Dills Executive Chairman and Director	2006 2005 2004		$148,077 — —		$42,750 — —	$792,000 — —		$221,880 — —	— — —	— — —		$390,060 — —	(3)		$1,594,767 — —

Craig Rollins Senior Vice President, Sales	2006 2005 2004	$ $ $	300,000 252,884 174,423	$ $	20,000 45,000 —	— — —	$	— 657,777 —	— — —	— — —	$ $	7,604 195,318 —	(2) (2)	$ $ $	327,604 1,150,979 174,423

Linda Lane Vice President, National Accounts & Product Strategy	2006 2005 2004	$ $ $	250,000 231,923 179,423	$ $	20,000 60,000 —	— — —	$	— 501,597 —	— — —	— — —	$ $	7,604 195,318 —	(2) (2)	$ $ $	277,604 988,838 179,423

(1)	See Footnote to Financial Statements No. 12 Stock Based Compensation for assumptions made in the valuation of these awards.
(2)	Proceeds related to bonuses paid in connection with the consummation of the Acquisition.
(3)	Relates to a tax bonus to be paid in connection with the vesting of the Restricted Stock Grant.

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Joseph P. Delaney	739,601 1,274,940 683,003	— 2,003,476 956,205	— — —	$0.61 $1 - $3 $1 - $3	3/2015 3/2015 7/2016	— — —	— — —	— — —	— — —

Gary Jensen	546,403	1,402,647	—	$1 - $3	9/2015	—	—	—	—

Pat Dills	—	1,800,000	—	$1 - $3	3/2016	900,000	$792,000	—	—

Craig Rollins	892,457 273,118	1,402,433 710,106	— —	$1 - $3 $1 - $3	3/2015 9/2015	—	—	—	—

Linda Lane	764,964	1,202,085	—	$1 - $3	3/2015	—	—	—	—

There were no options exercised or stock awards vested in the year ended December 31, 2006.

Employment Agreements and Executive Compensation

The Company maintains employment agreements (each, an “Employment Agreement” and collectively, “Employment Agreements”) with Patrick G. Dills, Joseph P. Delaney, Gary Jensen, Linda Lane and Craig Rollins. Mr. Dills’ Employment Agreement states that he shall serve as Executive Chairman and Director and shall report to the Board of Directors. Mr. Delaney’s Employment Agreement specifies that he shall serve as President and Chief Executive Officer of the Company and shall report to the Board of Directors. Mr. Jensen’s Employment Agreement specifies that he shall serve as the Chief Financial Officer of the Company and shall report to the Chief Executive Officer. Mr. Rollins’ Employment Agreement specifies, that he shall serve as the Senior Vice President of Sales of the Company and shall report to the Chief Executive Officer. Ms. Lane’s Employment Agreement specifies that she shall serve as the Vice President of National Accounts and shall report to the Chief Executive Officer.

With the exception of the foregoing, the Employment Agreements are substantially similar in form and substance. Each Employment Agreement provides for the following, among other things:

•	Terms of employment ranging from 2-3 years, with an automatic one-year extension on each annual anniversary date.

•	Continuation of annual base salary at individually specific rates, subject to increase in accordance with the Company’s prevailing practices from time to time.

•	Incentive compensation, bonuses and benefits in accordance with the Company’s prevailing practices from time to time.

•	Customary rights on the part of the Company to terminate for cause (which includes, among other things, conviction of certain crimes).

Each of these agreements provides that if we terminate the executive without cause, or in the case of death or disability, the executive will be paid an amount ranging up to one year’s base salary plus benefits.

Each Employment Agreement obligates the executive to refrain for a period of one year after any termination of the executive’s employment from competing, directly or indirectly, with any business in which the Company or its subsidiaries engages and from soliciting any clients of or other employees of the Company.

Report of the Compensation Committee

The Compensation Committee consists of three directors of the Board, two of which who are not employees or former employees of the Company. The Committee is responsible for the approval and oversight of the compensation of the Company’s executive officers. The Compensation Committee held three meetings during fiscal year 2006.

This report addresses the Company’s compensation policies for the executive officers and its basis for determining the compensation of the Company’s Chief Executive Officer for the past fiscal year.

Compensation Strategy    The principal components of the executive compensation for the Company consist of base salary, short-term bonus incentives, and long-term incentives in the form of stock options. The Company also provides special benefits to executives in the form of employment agreements and restricted stock awards, where deemed appropriate.

Base Salary.    The Compensation Committee reviewed and approved the salaries of the Company’s executive officers for fiscal year 2006, taking into consideration each executive officers experience, achievement of goals in fiscal year 2006, the Company’s growth and each executive’s ability to continue to successfully lead the Company.

Annual Incentive Awards.    With respect to annual incentive compensation, the Committee has developed incentive amounts for target awards as a percentage of salary based upon the attainment of certain financial goals of the Company. For purposes of funding annual incentives, the profit target was established at the beginning of fiscal year 2007 based on a business plan reviewed and approved by the Board of Directors and an annual incentive compensation plan approved by the Compensation Committee.

Long-Term Incentive Awards.    Long-term incentive awards consist of stock option grants. Stock option grants are considered annually based on position and grant guidelines used to create a total compensation package.

Compensation of Chief Executive Officer.    Consistent with the Compensation Committee’s general compensation philosophy for the Company’s executive officers, the Compensation Committee seeks to establish a competitive level of base salary in order to retain its executive talent and to make a significant percentage of the total compensation package contingent upon the Company’s performance.

Mr. Delaney’s base salary, established on the basis of the foregoing criteria, was intended to provide a level of stability and certainty each year. Accordingly, the Compensation Committee set Mr. Delaney’s base salary at $300,000. Mr. Delaney is also eligible to participate in the annual incentive compensation program, under which Mr. Delaney can receive up to 100% of his base salary based upon achieving a maximum earnings target approved by the Compensation Committee.

The foregoing report has been submitted by each of the members of the Compensation Committee of the Board of Directors:

Patrick Dills

Peter Laino

Robert Calhoun

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2006, with respect to the beneficial ownership of our parent’s capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Monitor Clipper Equity Partners II, L.P. and Related Funds(1)	120,125,000	64.7%

The Northwestern Mutual Life Insurance Company(2)	15,250,000	8.2%

New York Life Capital Partners II, L.P.(3)	15,250,000	8.2%

HarbourVest Partners VI—Direct Fund, L.P. and Related Funds(4)	15,250,000	8.2%

Joseph P. Delaney	—	—

Craig Rollins	—	—

Robert A. Calhoun(5)	—	—

Kevin A. Macdonald(5)	—	—

Peter S. Laino(5)	—	—

Adam S. Doctoroff(5)	—	—

Thomas E. Moloney	—	—

Ronald E. Hofstetter	1,500,000	*

All directors and executive officers as a group	1,500,000	*

*	Less than one percent
(1)	Represents shares owned by the following group of investments funds affiliated with Monitor Clipper Partners funds: (i) 117,572,494 shares of common stock owned by Monitor Clipper Equity Partners II, L.P., whose general partner is Monitor Clipper Partners II, L.P., whose general partner is MCP GP II, Inc. and (ii) 2,552,506 shares of common stock owned by Monitor Clipper Equity Partners (NQP) II, L.P., whose general partner is Monitor Clipper Partners II, L.P., whose general partner is MCP GP II, Inc. The address is c/o Monitor Clipper Partners, LLC, Fourth Floor, Two Canal Park, Cambridge, MA 02141.
(2)	The address for The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-4797.
(3)	The address for New York Life Capital Partners II, L.P. is 51 Madison Avenue, Suite 3200 New York, NY 10010.
(4)	Represents shares owned by the following group of investments funds affiliated with HarbourVest funds: (i) 10,000,000 shares of common stock owned by HarbourVest Partners VI—Direct Fund, L.P, whose general partner is HarbourVest Partners VI—Direct Associates LLC, whose managing member is HarbourVest Partners, LLC and (ii) 5,250,000 shares of common stock owned by HarbourVest Partners 2004 Direct Fund, L.P, whose general partner is HarbourVest Partners 2004—Direct Associates LLC, whose managing member is HarbourVest Partners, LLC. The address is One Financial Center, 44th Floor, Boston, MA 02111.
(5)	Messrs. Calhoun, Macdonald, Laino and Doctoroff are directors of MSC—Medical Services Company. Messrs. Calhoun, Macdonald, and Laino are Managing Directors of Monitor Clipper Partners, LLC. Mr. Doctoroff is a Principal of Monitor Clipper Partners, LLC. Accordingly, Messrs. Calhoun, Macdonald, Laino and Doctoroff may be deemed to beneficially own the shares of common stock held by the Monitor Clipper Partners Funds. Messrs. Calhoun, Macdonald, Laino and Doctoroff disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. The business address for each is c/o Monitor Clipper Partners, LLC, Fourth Floor, Two Canal Park, Cambridge, MA 02141.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

The wife of Mr. Freeman is employed as Manager General Accounting for The Company. She received approximately $100,000 in compensation in fiscal year 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The Audit Committee, which approved the scope of the engagement, has adopted a policy that sets forth guidelines and procedures for the pre-approval of certain services to be performed by the independent registered public accounting firm and fees associated with those services. Any services in excess of certain fee amount thresholds not covered under the general audit engagement require specific approval by the Audit Committee. The Audit Committee has delegated to the Chairperson of the committee the authority to evaluate and approve services and fees on behalf of the Audit Committee in the event pre-approval is required between meetings. If the Chairperson grants such approval, he or she shall report that approval to the full Audit Committee at its next scheduled meeting. The Audit Committee reviews and establishes pre-approval fee amount thresholds for services to be provided by the independent registered public accounting firm as necessary. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent registered public accounting firm. All fiscal year 2006 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

During the fiscal years ended December 31, 2006 and 2005, Ernst & Young LLP, the Company’s independent registered public accounting firm, billed the Company the fees set forth below in connection with services rendered by the independent registered public accounting firm to the Company:

Fee Category	Fiscal year 2006	Fiscal year 2005
Audit Fees	$423,000	$593,904
Audit-Related Fees	25,000	30,000
Tax Fees	667,648	241,640
All Other Fees	1,500	1,500

TOTAL	$1,117,148	$867,044

In the above tables, in accordance with definitions and rules, “audit fees” are fees billed to the Company for professional services for the audit of the Company’s financial statements included in Form 10-K and review of financial statements included in Forms 10-Q; and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees billed for the audit of the Company’s 401(k) plan; assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements; “tax fees” are fees billed for tax compliance, tax advice and tax planning, and “all other fees” are fees billed for subscription fees for internet-based professional literature and research capabilities.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) Financial Statement Schedules

The information required by Schedule II is included in Note 2 to the Financial Statements. All other financial statement schedules are not applicable.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibits

Pursuant to the terms of the Indenture dated as of June 21, 2005, among the Registrant, MCP- MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant is not required to provide the certifications contained in exhibits 31.1, 31.2, 32.1 and 32.2.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated March 7, 2005 by and among MCP-MSC Acquisition, Inc., MSC Acquisition, Inc. and its stockholders and warrantholders*

2.2	First Amendment to Stock Purchase Agreement dated as of March 31, 2005 by and among MCP-MSC Acquisition, Inc., MSC Acquisition, Inc., HIG-MSC, Inc. and the Equityholders*

3.1	Amended and Restated Certificate of Incorporation of MCP-MSC Acquisition, Inc.*

3.2	By-laws of MCP-MSC Acquisition, Inc.*

3.3	Articles of Incorporation of MSC-Medical Services Company*

3.4	Amended and Restated Bylaws of MSC-Medical Services Company*

4.1	Indenture dated as of June 21, 2005, by and among MSC-Medical Services Company, MCP-MSC Acquisition, Inc. and U.S. Bank National Association, as Trustee*

4.2	Registration Rights Agreement dated as of June 21, 2005 by and among MSC-Medical Services Company, MCP-MSC Acquisition, Inc. and Banc of America Securities LLC J.P. Morgan Securities Inc.*

4.3	Purchase Agreement dated June 15, 2005 by and among MSC-Medical Services Company and MCP-MSC Acquisition, Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc.*

4.4	Form of Senior Secured Floating Rate Note due 2011 (included in Exhibit 4.1)*

5.1	Opinion of Ropes & Gray LLP regarding the validity of the Exchange Notes and the Exchange Guarantees*

5.2	Opinion of Akerman Senterfitt regarding the validity of the Exchange Notes*

10.1	Stockholders Agreement dated as of March 31, 2005 among MCP-MSC Acquisition, Inc., Monitor Clipper Equity Partners II, L.P., Monitor Clipper Equity Partners II (NQP), L.P. and certain Other Investors*

Exhibit No.	Description
10.2	Roll-Over Stock Subscription Agreement dated as of March 31, 2005 among MCP-MSC Acquisition, Inc and Ronald Hofstetter*

10.3	Stock Subscription Agreement dated as of March 31, 2005 among MCP-MSC Acquisition, Inc., Monitor Clipper Equity Partners II, L.P. and Monitor Clipper Equity Partners II (NQP), L.P.*

10.4	Coinvestor Stock Subscription Agreement dated as of March 30, 2005 among MCP-MSC Acquisition, Inc., A.S.F. Co-Investment Partners II, L.P., New York Life Capital Partners, II, L.P., The Northwestern Mutual Life Insurance Company, HarbourVest Partners VI—Direct Fund, L.P., GS Private Equity Partners 2002, L.P., GS Private Equity Partners 2002 Offshore Holdings L.P., GS Private Equity Partners 2002 Employee Fund, L.P., CSFB CPP Investment Board Co-Investment Fund, L.P., CFIG Co-Investors, L.P., and CSFB Co-Investment Program, L.P.*

10.5	MCP-MSC Acquisition, Inc. 2005 Stock Option Plan*

10.6	Form of Nonstatutory Stock Option Granted Under MCP-MSC Acquisition, Inc. 2005 Stock Option Plan*

10.7	Employment Agreement dated as of October, 2004 by and between MSC-Medical Services Company and Joseph Delaney*

10.8	Amendment No. 1 to Employment Agreement dated as of March 31, 2005 by and between MSC-Medical Services Company and Joseph Delaney*

10.9	Amended and Restated Employment Agreement dated as of March 31, 2005 by and between MSC-Medical Services Company, MCP-MSC Acquisition, Inc. and Robert Bunker*

10.10	Employment Agreement dated as of June 1, 2005 by and between MSC-Medical Services Company and Craig Rollins*

10.11	Revolving Credit Agreement dated as of March 31, 2005 among Mustang MSC-Florida Acquisition, Inc., MCP-MSC Acquisition, Inc., Bank Of America, N.A., the Other Lenders Party Hereto, and Banc Of America Securities LLC.*

10.12	First Lien Security Agreement dated as of March 31, 2005 from the Grantors referred to therein to Bank of America, N.A.*

10.13	Subsidiary Guaranty, dated as of March 31, 2005 from the Guarantors named therein and the Additional Guarantors referred to therein, as guarantors in favor of the Secured Parties referred to in the Revolving Credit Agreement referred to therein.*

10.14	Intellectual Property Security Agreement dated March 31, 2005, is made by the Persons listed on the signature pages hereof (collectively, the “Grantors”) in favor of Bank Of America, N.A., for the Secured Parties as defined in the Revolving Credit Agreement.*

10.15	Amendment No. 1 to the Revolving Credit Agreement dated as of May 12, 2005 among MSC-Medical Services Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto and Bank of America, N.A. as Administrative Agent.*

10.16	Amendment No. 2 to the Revolving Credit Agreement dated as of December 9, 2005 among MSC-Medical Services Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto and Bank of America, N.A. as Administrative Agent.*

10.17	Employment Agreement dated as of March 31, 2006 between MSC—Medical Services Company and Patrick Dills.*

10.18	Restricted Stock Agreement dated as of March 31, 2006 between MCP—MSC Acquisition, Inc. and Patrick Dills.*

10.19	Standard Office Lease Dated As Of December 4, 2006*

Exhibit No.	Description
10.20	Amendment No. 3 To The Revolving Credit Agreement dated as of December 14, 2006 (this “Amendment”) among MSC-Medical Services Company, a Florida corporation (the “Borrower”), MCP-MSC Acquisition, Inc., a Delaware corporation (“Holdings”), the banks, financial institutions and other lenders party hereto (collectively, the “Lenders”) and Bank of America, N.A. (“Bank of America”), as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders.*

10.21	Amendment to Employment Agreement dated as of July 3, 2006 between Joseph P. Delaney and MSC—Medical Services Company*

10.22	Amended and Restated Employment Agreement dated as of March 7, 2007 between Joseph P. Delaney and MSC—Medical Services Company*

10.23	Restricted Stock Agreement dated as of March 7, 2007 between Joseph P. Delaney and MCP-MSC Acquisition, Inc.*

10.24	Amendment to Employment Agreement dated as of March 7, 2007 between Patrick Dills, MCP-MSC Acquisition, Inc. and MSC—Medical Services Company*

10.25	Restricted Stock Agreement dated as of March 7, 2007 between Patrick Dills and MCP-MSC Acquisition, Inc.*

*Previously filed.

SIGNATURES

Pursuant to the requirements of the Indenture dated as of June 21, 2005, among the Registrant, MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC—Medical Services Company

Date: March 28, 2007	By:	/s/ JOSEPH P. DELANEY
Joseph P. Delaney
President and Chief Executive Officer (principal executive officer)

Date: March 28, 2007	By:	/s/ GARY S. JENSEN
Gary S. Jensen, Chief Financial Officer (principal financial and accounting officer)