Form 10-Q
period 2007-03-31
MSC-Medical Services CO
filed 2007-05-15
CIK 1357234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1.00 par value per share	100 shares

FORWARD-LOOKING STATEMENTS

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, and our Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”), and our press releases and other communications. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

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

•

Management’s expectation that as the average wholesale price of pharmaceuticals move up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected, or that the use of generic drug pricing will improve profit margins;

•	Management’s expectation that tax benefits will be utilized through the reversal of deferred tax liabilities in future periods;

•

Management’s expectations and estimates of revenue impact, net income impact and reassessment of goodwill and/or other intangible assets valuation, and cash flow impact from the loss of the Liberty Mutual Pharmacy Benefit Management contract; and

•

Management’s expectation that current levels of operation and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under its senior secured revolving credit facility, will be sufficient to fund its operations, anticipated capital expenditures and required payments on its debt for at least the next 12 months.

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

•	the Company’s dependence on a limited number of large customers;

•	the Company’s ability to successfully restructure operations to remove operational and other costs associated with revenue declines due to the loss of a large customer;

•	the Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers;

•	continued consolidation within the healthcare industry may lead to increased competition;

•	the expansion of the multi-tiered pricing structure may place the Company at a competitive disadvantage;

•	the Company’s dependence on the availability of lower cost, multi-tiered pricing of products;

•	cost of goods sold may increase due to fuel surcharges from third parties;

•	the Company’s dependence on its ability to maintain good relations with customers and vendors;

•	the loss of any significant agreements or the renegotiation of terms and conditions of existing agreements;

•	the Company’s ability to hire and retain qualified sales representatives to continue its sales growth;

•	the Company’s ability to retain the services of senior management;

•	the Company’s failure to execute its business plan and strategies for growth;

•	the Company’s level of indebtedness, which may limit its ability to obtain financing in the future and may limit flexibility to react to market conditions;

•	tax legislative initiatives and potential interest and penalty exposure related to existing and future tax audits;

•	litigation and liability exposure for existing and potential claims;

•	failure to maintain an effective system of internal controls may impact the Company’s ability to accurately report its financial results;

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

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Part I – Financial Information

Item 1 – Financial Statements

MSC-Medical Services Company

Condensed Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$4,398	$6,101
Accounts receivable, less allowance of $17,826 at March 31, 2007 and $18,795 at December 31, 2006	64,294	63,537
Inventories	155	150
Other current assets	1,202	1,104
Current deferred income taxes	7,965	7,965

Total current assets	78,014	78,857
Property and equipment, net of accumulated depreciation of $5,961 at March 31, 2007 and $5,196 at December 31, 2006	5,653	5,801
Intangible assets:
Goodwill	236,207	236,207
Trademarks	24,100	24,100
Customer relationships, net	49,000	50,225
Other Intangibles, net	39,063	40,006

Total intangible assets	348,370	350,538
Other assets:
Deferred debt issuance costs, net	4,677	4,959
Other	498	921

Total other assets	5,175	5,880

Total assets	$437,212	$441,076

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Balance Sheets—Continued

(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$20,120	$20,120
Accounts payable	9,933	11,874
Accrued expenses	43,291	42,369
Other current liabilities	3,602	3,599

Total current liabilities	76,946	77,962
Non-current liabilities:
Long-term debt, less current portion	148,957	148,895
Deferred income taxes	29,328	30,544

Total non-current liabilities	178,285	179,439

Total liabilities	255,231	257,401
Stockholders’ equity:
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	214,950	214,643
Accumulated other comprehensive income	305	561
Accumulated Deficit	(33,274)	(31,529)

Total stockholders’ equity	181,981	183,675

Total liabilities and stockholders’ equity	$437,212	$441,076

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Net Revenue:
Pharmaceutical	$45,952	$43,243
Medical Products & Services	39,439	36,438

Total net revenue	85,391	79,681
Cost of Revenue:
Pharmaceutical	37,871	36,256
Medical Products & Services	30,280	28,055

Total cost of revenue	68,151	64,311

Gross profit	17,240	15,370
Operating expenses	11,810	11,365
Depreciation and amortization	2,931	2,890

Total expenses	14,741	14,255

Operating income	2,499	1,115
Interest expense	5,294	5,009

Loss before income tax benefit	(2,795)	(3,894)
Income tax benefit	(1,051)	(1,462)

Net loss	$(1,744)	$(2,432)

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(1,744)	$(2,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	765	724
Amortization of intangibles	2,166	2,166
Amortization of debt issuance costs and debt discount	344	327
Provision for deferred income taxes	(1,051)	535
Provision for bad debts	2,134	1,992
Stock-based compensation	382	362

Changes in operating assets and liabilities:
Increase in accounts receivable	(2,891)	(5,380)
(Increase) decrease in inventories	(5)	16
Increase in income tax receivable	—	(1,433)
Increase in other current assets	(98)	(291)
Increase in other non-current assets	—	(196)
Increase (decrease) in accounts payable & accrued expenses	(1,093)	1,617
Increase in deferred revenue	27	112
Decrease in income taxes payable	(22)	(582)

Net cash used in operating activities	(1,086)	(2,463)

Investing activities
Purchases of property and equipment	(617)	(1,134)

Net cash used in investing activities	(617)	(1,134)

Financing activities
Proceeds from short-term debt	—	—
Proceeds from long-term debt	—	—
Repayment of short-term debt	—	—
Repayment of long-term debt	—	—
Debt issuance cost	—	—
Capital contribution from Parent company	—	—
Other	—	—

Net cash provided by financing activities	—	—

Net decrease in cash	(1,703)	(3,597)
Cash, beginning of period	6,101	8,300

Cash, end of period	$4,398	$4,703

See notes to condensed financial statements.

MSC – Medical Services Company

Notes to Condensed Financial Statements

March 31, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

1. Summary of Significant Accounting Policies

Description of Business

MSC – Medical Services Company (the “Company” or “MSC”) is a provider of healthcare products and services for the workers’ compensation industry in the United States. The Company provides workers’ compensation payors, such as insurers and third party administrators, with a quality alternative to the costly and time-consuming process of coordinating the logistics for the delivery of non-acute care needs to their claimants. MSC currently manages relationships with over 7,000 vendors, enabling it to provide over 20,000 healthcare products and services to workers’ compensation patients throughout the United States.

Basis of Presentation

The accompanying condensed unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC rules and regulations for interim reporting. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the interim period reported are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

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

Included in the allowance for doubtful accounts are provisions for sales allowances totaling $0.4 million at March 31, 2007 and $0.7 million at March 31, 2006.

Bad debt expense for the three months ended March 31, 2007 and 2006 was approximately $2.1 million and $2.0 million, respectively.

MSC – Medical Services Company

Notes to Condensed Financial Statements - continued

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

The Company evaluates its long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recognized in the three months ended March 31, 2007 nor in the years ended December 31, 2006 and December 31, 2005.

On March 6, 2007, MSC was provided with notice by Liberty Mutual of their intent to terminate the Liberty Mutual Pharmacy Benefit Management (“PBM”) Agreement dated as of April 1, 2003 between the Company and Liberty Mutual. The effective date of the termination of the Liberty Mutual PBM Agreement is June 4, 2007. MSC’s contracts with Liberty Mutual for Home Health Services and Durable Medical Equipment are unaffected. Liberty Mutual represented approximately 19% of the Company’s total billings for the year ended December 31, 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $42.8 million in 2006. Liberty Mutual also represented 13.9%, or $11.4 million of gross accounts receivable at December 31, 2006 before reduction for allowance for doubtful accounts. In the three months ended March 31, 2007, the Company tested the valuation of goodwill and other intangible assets in accordance with guidance included in SFAS No. 142, Goodwill and Other Intangible Assets. As a result of this review, the Company concluded that no impairment had occurred as a result of the termination of the Liberty Mutual PBM Agreement.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, SFAS No. 156 Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 and FSP FIN 46(R)-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). The Company has completed its evaluation of the SFAS pronouncement staff position and concluded that they do not impact the current financial reporting period.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and subsequently, on May 2, 2007, the FASB also issued FASB Staff Position (“FSP”) No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. This Interpretation and FSP provide guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements, as well as provide accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of the FSP are effective upon the initial adoption of FIN 48. The Company adopted the provisions of these pronouncements effective January 1, 2007 as discussed in further detail in Note 5 of Notes to Condensed Financial Statements in this report.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements

MSC – Medical Services Company

Notes to Condensed Financial Statements - continued

for an interim period within that fiscal year. The Company has not completed its evaluation of the impact of adopting this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This pronouncement would permit entities to elect to measure financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings. This statement is effective for fiscal periods beginning after November 15, 2007; early adoption is only permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements” as discussed above. The Company has not completed its evaluation of the impact of adopting this pronouncement.

2. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of stock options granted during 2005 and after the Company adopted SFAS No. 123(R) were determined using a Black-Scholes valuation model.

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

The impact of the equity-based compensation is reflected in cash flow from operations on the Condensed Statement of Cash Flows.

Activity relative to the Company’s common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Intrinsic Value ($ in 000’s)
Options outstanding at December 31, 2006	29,782,003	$1.34	8.48	$1,789
Options granted – time vesting	2,438,357	$1.50
Options granted – performance vesting	1,219,179	$1.50
Options forfeited	(986,386)	$(1.50)

Options outstanding at March 31, 2007	32,453,153	$1.36	8.42

Exercisable at March 31, 2007	13,993,470	$1.15	8.17	$1,750

Two-thirds of options granted vest over a three-year period, with an exercise price ranging from $1.00 to $3.00. The remaining one-third vest only upon change in control and also have exercise prices ranging from $1.00 to $3.00. Any portion of the stock options not then vested shall immediately vest. The 14 million vested shares at March 31, 2007 have exercise prices between $0.29 and $3.00.

The fair value of options granted during the three months ended March 31, 2007 was approximately $0.2 million and is expected to be expensed over a period of 36 months.

The estimated fair value of each option granted after January 1, 2006 is calculated using the Black-Scholes option pricing model. The assumptions used for calculating fair value of grants issued during the three months ended March 31, 2007 varied in range as follows:

MSC – Medical Services Company

Notes to Condensed Financial Statements - continued

expected life of 2.5 to 2.67 years, risk-free interest rate of 4.5% – 4.8%, expected volatility of 20.5% – 21.4% and no expected dividend yield.

An estimated expected life of 3 years before exercise was used for the grants during the three months ended March 31, 2007, based on the typical investment holding period of the shareholder with a controlling interest in MSC. A targeted holding period range of three to six years is cited in Monitor Clipper Equity Partners II, L.P. Private Placement Memorandum at which time all shares would be expected to be vested and then exercised. Implicit in this assumption is that option-holders would not likely exercise before a transaction date as they would become the holders of minority interest shares subject to marketability discounts should they wish to sell their shares. The expected change in control will likely provide a liquidity event for option-holders.

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

Activity relative to the Company’s restricted stock is as follows:

	Number of Shares	Fair value at grant date
Restricted shares outstanding at December 31, 2006	900,000	$.88
Issued	550,000	$.81

Restricted shares outstanding at March 31, 2007	1,450,000	$.85

The restricted shares issued prior to 2007 were issued at a purchase price of $0.001 per share with one-third of the options vesting on February 14 of each of 2007, 2008 and 2009. The restricted shares issued during 2007 were issued at a purchase price of $0.001 per share with one-third of the options vesting in March of each of 2008, 2009 and 2010.

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

	Three Months Ended March 31,
	2007	2006
	($ in 000’s)
Net loss	$(1,744)	$(2,432)
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swap, net of tax	(256)	946

Comprehensive loss	$(2,000)	$(1,486)

4. Commitments and Contingencies

In conjunction with the sale of the Company in March 2005, an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the Parent delivered to the Stockholder Representative for the Sellers of the Company an indemnification claim against the escrow balance. Any recovery of funds in escrow will be accounted for as a reduction in purchase price or as an adjustment to results of operations based upon the terms of the settlement.

MSC – Medical Services Company

Notes to Condensed Financial Statements - continued

5. Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation and related guidance prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions.

Effective January 1, 2007, the Company adopted the provisions of FIN 48 and related guidance. Based on our evaluation, the Company concluded that there are no significant uncertain income tax positions requiring recognition in our financial statements at the adoption date and as of March 31, 2007.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. As of the date of adoption and as of March 31, 2007, the Company did not have accrued interest or penalties associated with any unrecognized tax benefit, nor were any interest or penalties recognized during the first quarter of 2007.

Our evaluation was based on the federal and state income tax years we believe remain open for examination, 2002 through 2006, and 1999 through 2006, respectively. While the Company believes it has an appropriate basis and documentation to support all income tax positions taken and to be taken on its tax returns, it is reasonably possible that a reduction in anticipated income tax benefits could result.

The Company is presently under audit by federal authorities for the tax period ended March 31, 2005. The Company believes that its income tax filing positions and deductions will materially be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial positions. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

As of December 31, 2006, the Company had established a $0.1 million reserve for estimated state income tax exposure. There were no significant changes to this amount during the first quarter of 2007.

6. Guarantor Financial Statements

The Company’s senior secured floating rate notes are guaranteed by the Parent (also referred to as the “Guarantor”) on a senior secured basis. The notes are the Company’s and the Guarantor’s senior secured obligation and will rank equally in right of payment with all of the Company’s and Guarantor’s existing and future unsubordinated indebtedness. The notes are effectively junior to the Company’s and Guarantor’s indebtedness under the Company’s senior secured revolving credit facility to the extent of the value of the assets securing such facility. The notes are secured by a second priority lien on substantially all of the Company’s and Guarantor’s existing and future assets, as well as capital stock. The senior secured revolving credit facility is secured by a first priority lien on all such assets.

The Company has not presented separate financial statements for the Guarantor because it has deemed that such financial statements would not provide investors with any material additional information. Included in the tables below are the consolidating balance sheet as of March 31, 2007 and December 31, 2006, the condensed consolidating statement of operations for the three months ended March 31, 2007 and 2006, and statements of cash flows for the three months ended March 31, 2007 and 2006 of: (a) the Parent (Guarantor), (b) the Company, (c) elimination entries necessary to consolidate the Parent with the Company, and (d) the consolidated company, MCP–MSC Acquisition, Inc.

MSC – Medical Services Company

Notes to Condensed Financial Statements - continued

MCP-MSC Acquisition, Inc.

Condensed Consolidating Balance Sheets

	March 31, 2007				December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except share data)				(Dollars in thousands except share data)
Assets
Current assets:
Cash	$—	$4,398	$—	$4,398	$—	$6,101	$—	$6,101
Accounts receivable, net	—	64,294	—	64,294	—	63,537	—	63,537
Inventories	—	155	—	155	—	150	—	150
Other current assets	—	1,202	—	1,202	—	1,104	—	1,104
Deferred income taxes	—	7,965	—	7,965	—	7,965	—	7,965

Total current assets	—	78,014	—	78,014	—	78,857	—	78,857

Property and equipment, net	—	5,653	—	5,653	—	5,801	—	5,801

Intangible assets:
Goodwill	—	236,207	—	236,207	—	236,207	—	236,207
Trademarks	—	24,100	—	24,100	—	24,100	—	24,100
Customer relationships, net	—	49,000	—	49,000	—	50,225	—	50,225
Other intangibles, net	—	39,063	—	39,063	—	40,006	—	40,006

Total intangible assets	—	348,370	—	348,370	—	350,538	—	350,538

Other assets:
Investment in consolidated subsidiary	181,673	—	(181,673)	—	183,114	—	(183,114)	—
Deferred debt issuance costs, net	632	4,677	—	5,309	658	4,959	—	5,617
Deferred income taxes/other	3,338	498	—	3,836	2,855	921	—	3,776

Total other assets	185,643	5,175	(181,673)	9,145	186,627	5,880	(183,114)	9,393

Total assets	$185,643	$437,212	$(181,673)	$441,182	$186,627	$441,076	$(183,114)	$444,589

MSC – Medical Services Company

Notes to Condensed Financial Statements - continued

MCP-MSC Acquisition, Inc.

Condensed Consolidating Balance Sheets - Continued

	March 31, 2007				December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except share data)				(Dollars in thousands except share data)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$20,120	$—	$20,120	$—	$20,120	$—	$20,120
Accounts payable	—	9,933	—	9,933	—	11,874	—	11,874
Accrued expenses	2,039	43,291	—	45,330	817	42,369	—	43,186
Other current liabilities	—	3,602	—	3,602	—	3,599	—	3,599

Total current liabilities	2,039	76,946	—	78,985	817	77,962	—	78,779

Non-current liabilities:
Long-term debt	36,280	148,957	—	185,237	36,241	148,895	—	185,136
Deferred income taxes	—	29,328	—	29,328	—	30,544	—	30,544

Total non-current liabilities	36,280	178,285	—	214,565	36,241	179,439	—	215,680

Total liabilities	38,319	255,231	—	293,550	37,058	257,401	—	294,459
Stockholders’ equity:
Common stock, $.001 par value, 225,000,000 shares authorized, 181,375,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	181			181	181			181
Additional paid-in capital	185,894	214,950	(214,950)	185,894	185,590	214,643	(214,643)	185,590
Accumulated other comprehensive income		305		305		561		561
Accumulated deficit	(38,751)	(33,274)	33,274	(38,751)	(36,202)	(31,529)	31,529	(36,202)

Total stockholders’ equity	147,324	181,981	(181,673)	147,632	149,569	183,675	(183,114)	150,130

Total liabilities and stockholders’ equity	$185,643	$437,212	$(181,673)	$441,182	$186,627	$441,076	$(183,114)	$444,589

MSC – Medical Services Company

Notes to Condensed Financial Statements - continued

MCP-MSC Acquisition, Inc.

Condensed Consolidating Statement of Operations

For the three months ended

	March 31, 2007				March 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	$85,391	$—	$85,391	$—	$79,681	$—	$79,681
Cost of revenue	—	68,151		68,151	—	64,311	—	64,311
Gross profit	—	17,240	—	17,240	—	15,370	—	15,370
Operating expenses	—	11,810	—	11,810	—	11,365	—	11,365
Depreciation and amortization	—	2,931	—	2,931	—	2,890	—	2,890

Total expenses	—	14,741	—	14,741	—	14,255	—	14,255

Operating income	—	2,499	—	2,499	—	1,115	—	1,115
Equity in loss of consolidated subsidiary	(1,744)		1,744	—	(2,432)		2,432	—
Other (expense) income:
Interest expense	1,284	5,294	—	6,578	1,133	5,009	—	6,142

Loss before income tax benefit	(3,028)	(2,795)	1,744	(4,079)	(3,565)	(3,894)	2,432	(5,027)
Income tax benefit	482	1,051	—	1,533	426	1,462	—	1,888

Net loss	$(2,546)	$(1,744)	$1,744	$(2,546)	$(3,139)	$(2,432)	$2,432	$(3,139)

MSC – Medical Services Company

Notes to Condensed Financial Statements - continued

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

For the three months ended

	March 31, 2007				March 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Operating activities
Net loss	$(2,546)	$(1,744)	$1,744	$(2,546)	$(3,139)	$(2,432)	$2,432	$(3,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of consolidated subsidiary	1,744		(1,744)	—	2,432		(2,432)	—
Depreciation		765		765		724		724
Amortization of intangibles		2,166		2,166		2,166		2,166
Amortization of debt issuance costs and debt discount	62	344		406	66	327		393
Provision for deferred income taxes	(482)	(1,051)		(1,533)	(426)	535		109
Provision for bad debts		2,134		2,134		1,992		1,992
Stock-based compensation		382		382		362		362
Changes in operating assets and liabilities:
Increase in accounts receivable		(2,891)		(2,891)		(5,380)		(5,380)
(Increase) decrease in inventories		(5)		(5)		16		16
(Increase) decrease in income tax receivable				—		(1,433)		(1,433)
Increase in other current assets		(98)		(98)		(291)		(291)
Increase in other non-current assets		—		—		(196)		(196)
Increase (decrease) in accounts payable & accrued expenses	1,222	(1,093)		129	1,067	1,617		2,684
Increase in deferred revenue		27		27		112		112
Decrease in income taxes payable		(22)		(22)		(582)		(582)

Net cash used in operating activities	—	(1,086)	—	(1,086)	—	(2,463)	—	(2,463)

Investing activities
Purchases of property and equipment		(617)		(617)		(1,134)		(1,134)
Payment to former owners				—				—
Payments in connection with business acquisition				—				—

Net cash used in investing activities	—	(617)	—	(617)	—	(1,134)	—	(1,134)

Financing activities
Proceeds from short-term debt				—				—
Proceeds from long-term debt				—				—
Repayment of short-term debt				—				—
Repayment of long-term debt				—				—
Debt issuance cost				—				—
Capital contribution from Parent company				—				—
Other				—				—

Net cash provided by financing activities	—	—	—	—	—	—	—	—

Net decrease in cash	—	(1,703)	—	(1,703)	—	(3,597)	—	(3,597)
Cash, beginning of period	—	6,101	—	6,101	—	8,300	—	8,300

Cash, end of period	$—	$4,398	$—	$4,398	$—	$4,703	$—	$4,703

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements and related notes included elsewhere in this report, as well as the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC. In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described under the heading “Forward-Looking Statements” of this Form 10-Q and under the heading “Risk Factors” included in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

MSC – Medical Services Company (“We”, “Us” or “Our”) is the second largest procurement provider, based on its knowledge of the industry, of health care products and services to workers’ compensation payors in the United States. We coordinate the delivery of these products and services from our vendor network to workers’ compensation patients on behalf of our customers, which include payors such as insurers and third party administrators.

Workers’ compensation state legislation in the United States generally requires employers to fund the total cost of an employee’s medical treatment, lost wages and other costs associated with a work-related injury or illness. Employers are generally required to provide coverage of costs with no co-payment or deductible from the ill or injured employee, and there is typically no lifetime limit on medical expenses. Workers’ compensation programs vary across jurisdictions; each state separately determines the level of wage replacement that must be paid and the level of medical care to be provided.

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

We have identified two distinct product lines consisting of Pharmaceutical products, comprised primarily of prescription medication, and Medical Products and Services, which describes all other components of revenue. In our Pharmaceuticals product line, revenue per patient reflects costs of new and existing medications, drug prescribing patterns and drug utilization controls, for example, generic substitution. In our Medical Products and Services product line, revenue per patient is largely driven by the nature and quantity of products and services used by patients and the prices we are able to charge our customers for the provision of such products and services.

We operate in a competitive market place where revenue may be affected by the competitive bidding process among other service providers. In addition, our customers may also periodically engage in formal requests for proposals (“RFP”) on non-contracted, as well as contracted business. We may decide to offer reduced pricing in certain situations given the overall economics of the proposed business identified in the RFP and the competitive environment.

Cost of Revenue. Cost of revenue consists of payments to vendors for delivery of products and services, customer service representative costs, inventory carrying costs and shipping costs. In our Pharmaceuticals product line, cost of revenue also includes credits for vendor rebates, as well as costs related to other service providers (e.g. retail card distributor). We negotiate prices for the provision of services and products with vendors in our network. In many cases, prices are pre-negotiated under a contract or pre-agreed price list with vendors. Prior to procuring products or services, we typically obtain written or verbal authorization and pricing approval from customers to minimize reimbursement risk. We also typically finalize the cost of products and services with our vendors before delivery.

Gross Profit. Gross profit reflects the differential between the price at which we sell our products and services and the cost of revenue. Margins are positively affected when we negotiate lower costs from our vendors without a change in pricing to our customers. Conversely, margins are negatively affected when we lower prices charged to customers without receiving a reduction in costs from vendors. Examples of this include customer negotiations where we agree to lower prices (for example, volume purchases or length of contracts) as well as certain legislative changes which result in a decrease in pharmaceutical prices that can be charged. The growth in revenue from the Pharmaceuticals product line (which has lower margins) relative to Medical Products and Services product line revenues has historically lowered our overall margins; however, this impact on margins has been partially offset by the negotiation of discounts with vendors. Fluctuations in revenue or the cost of revenue do not necessarily result in corresponding changes in gross profit margins. For example, in the Pharmaceuticals product line, the price at which we are able to procure pharmaceuticals and the prices we charge customers are frequently tied to a common measurement, such as average wholesale price (“AWP”). As the benchmark moves up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected. Recently, the proportion of generic drugs dispensed has increased. This has generally reduced revenue while improving overall gross margins.

Significant customers. For the three months ended March 31, 2007, our largest customer, Liberty Mutual, accounted for approximately 15% of our billings for the period versus 16% for the three months ended March 31, 2006. Billings to our top ten customers for the three month period ended March 31, 2007 represented 49% of total billings for this period and 49% for the three months ended March 31, 2006.

On March 6, 2007, MSC was provided with notice by Liberty Mutual of their intent to terminate the Liberty Mutual Pharmacy Benefit Management (“PBM”) Agreement dated as of April 1, 2003 between the Company and Liberty Mutual. The effective date of the termination of the Liberty Mutual PBM Agreement is June 4, 2007. MSC’s contracts with Liberty Mutual for Home Health Services and Durable Medical Equipment are unaffected. Liberty Mutual represented approximately 19% of the Company’s total billings for the year ended December 31, 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $42.8 million in the year ended 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $9.5 million in the three months ended March 31, 2007. Liberty Mutual also represented 13%, or $8.7 million, of gross accounts receivable before reduction for allowance for doubtful accounts as of March 31, 2007.

Operating Expenses. Operating expenses include cash compensation, as well as non-cash compensation associated with stock compensation, other costs associated with our sales force and general and administrative expenses, including expenses related to information technology, accounting, human resources, travel, professional fees, corporate overhead and bad debt expenses.

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006.

Total Revenue

	For the Three Months Ended March 31,
(dollars in thousands)	2007	2006	Increase (Decrease)	Percent Change
Pharmaceutical	$45,952	$43,243	$2,709	6.2%
Medical Products and Services	$39,439	$36,438	$3,001	8.2%

Total Net Revenue	$85,391	$79,681	$5,710	7.2%

These increases result from increased sales volume, continuing implementation of Pharmaceutical services to new customers, combined with favorable pricing adjustments and product mix towards higher margin products in our Medical Products and Services product lines.

During the three months ended March 31, 2007, we served 12.9% more individual patients as compared to the same period in 2006. In spite of the increase in patients served for the three month periods ended March 31, 2007, due to a change in the components of revenue, total revenue per patient decreased 5.0% for the three months ended March 31, 2007 as compared to the same period in 2006. This decline is a result of several factors including a shift in product mix within the Medical Products and Services lines as described below, as well as pricing adjustments in certain of our product lines, primarily Pharmaceutical products. The remaining decline in revenue per patient can be attributed to a shift in product mix in the Medical Products and Services line, as well as the planned reduction in specific products that are typically higher revenue, lower quantity and lower margin. The results of this strategic decision to reduce sales of certain of these lower margin products yielded a 0.2% increase in gross margin in Medical Products and Services line in the three months ended March 31, 2007 as compared to the same period in 2006.

Pharmaceutical Revenue

	For the Three Months Ended March 31,
(dollars in thousands)	2007	2006	Increase (Decrease)	Percent Change
Pharmacy Benefit Management Services	$43,396	$40,364	$3,032	7.5%
Mail Order Services	$2,556	$2,879	$(323)	-11.2%

Total Net Revenue	$45,952	$43,243	$2,709	6.2%

The increase in Pharmacy Benefit Management Services revenue for the three month period ended March 31, 2007, as compared to the same period in 2006, is due primarily to new customer wins and increases in number of individual patients served. The decline in Mail Order Services revenues period over period was due primarily to (a) attrition of long-term mail order patients who have been in the mail order program since the inception of our retail pharmaceutical services program, (b) improved screening practices designed to identify mail order candidates versus the historic method of using mail order as the default when adding new patients, (c) implementation of our retail pharmacy card program and (d) customers willingness to aggressively pursue a mail order conversion strategy. All of these factors combined have resulted in less mail order conversion opportunities despite the economic benefit to the customer.

Total prescription fills increased by 1.1% for the three months ended March 31, 2007 as compared to the same period in 2006 due to new customer additions. The increase in prescription fills and pricing adjustments, e.g. AWP increases, contributed approximately $0.5 and $3.1 million, respectively, of additional revenue over the three month period ended March 31, 2007 as compared to the same period in 2006, partially offset by state fee schedules and pricing adjustments. There was also a revenue decline of approximately $0.9 million associated with a brand to generic product mix shift. Taking into consideration the average revenue per generic fill for the three months ended March 31, 2007 was 70.5% less than the average revenue for brand fills, this combination of an increase in the number of patients served and a shift to a proportionately higher consumption of generic versus branded pharmaceuticals, resulted in a decrease in overall revenue per patient period over period. The shift to generic fills is due primarily to industry-wide carrier initiatives that specify a generic fill if available.

Generic prescription fills represented the largest increase in fills for the three month period ended March 31, 2007 as compared to the same period in 2006. Generic fills as a percent of total fills was 67.2% of all fills for the three months ended March 31, 2007 versus 65.7% as compared to the same period in 2006.

For the three months period ended March 31, 2007, average AWP per fill increased 8.5%, while our price as a percent of AWP decreased 3.5%, as compared to the same period in 2006. The decrease in our prices as a percent of AWP resulted from pricing adjustments given to selected key customers earlier in fiscal 2006 as well as an additional adjustment associated with our largest customer. In March 2007, the Company increased its prices to its largest customer as a result of its contract termination notice received March 6, 2007. The impact of this change contributed approximately $180,000 of additional revenue during the quarter.

Medical Products and Services Revenue

	For the Three Months Ended March 31,
(dollars in thousands)	2007	2006	Increase (Decrease)	Percent Change
Medical Products	$23,716	$22,501	$1,215	5.4%
Medical Services	$15,723	$13,937	$1,786	12.8%

Total Net Revenue	$39,439	$36,438	$3,001	8.2%

The increase in Medical Products revenue is due to growth in all product lines except for Medical Devices. These revenue increases more than offset a 4.2% decline in Medical Devices revenue associated with a decrease in Medical Device orders of 14.3% for the three months ended March 31, 2007 as compared to the same period in 2006; the decline in Medical Device orders was the result of our stricter credit policies, which were in effect in the first quarter of 2007, with several customers. In addition, there was a shift in product mix from Medical Devices to the Orthotics & Prosthetics and Medical Supplies product lines, both of which experienced increased billings per order in the three months ended March 31, 2007 as compared to the same period in 2006. Orthotics & Prosthetics is a more customized product with a correspondingly higher billing value per ordered item.

Medical Services revenue increased 12.8% due principally to order volume and price increases in the Transportation product line in the three months ended March 31, 2007 as compared to the same period in 2006. Transportation revenues increased 33% for the three months ended March 31, 2007 as compared to the same period in 2006. While Home Health orders decreased 9.5% for the three months ended March 31, 2007 as compared to the same period in 2006, overall Home Health revenue increased 6.5% due to increasing billings and orders of higher billing value products in the three months ended March 31, 2007 as compared to the same period in 2006.

During the three months ended March 31, 2007, total revenues for Medical Products and Services increased by approximately 8.2% compared to the same period in 2006. There was a shift in the product mix and increase in revenues for product lines such as Medical Supplies, Durable Medical Equipment, Orthodics & Prosthetics, Home Health Services, Pain Pumps and Transportation. The increases in these product categories are primarily a result of an increased focus on referral volume and business process improvement for our more service intensive and higher billing value product lines.

Total average billings per order increased 14% and average billings per day increased 8% for the three months ended March 31, 2007 as compared to the same period in 2006.

Cost of Revenue

	For the Three Months Ended March 31,
(dollars in thousands)	2007	2006	Increase (Decrease)	Percent Change
Pharmaceutical	$37,871	$36,256	$1,615	4.5%
Medical Products and Services	$30,280	$28,055	$2,225	7.9%

Total Cost of Revenue	$68,151	$64,311	$3,840	6.0%

Cost of revenue, as a percentage of revenue, was 79.8% for the three month period ended March 31, 2007, a decrease of 0.9% as compared to the same period in 2006. This decrease as a percentage of revenue is due to: (a)

savings achieved from productivity gains of internal operating costs, (b) favorable vendor pricing actions, and (c) a more favorable product mix towards higher margin products and services.

Pharmaceutical cost of revenue increases are a result of increases in the total number of prescription fills for the three month period and an increase in the average cost per fill for branded drugs which increased 11.9% per fill, for the three months ended March 31, 2007 as compared to the same period in 2006. Generic cost per fill, however, decreased 11.1% for the three months ended March 31, 2007 as compared to the same period in 2006. The full effect of the increased cost per branded fill was mitigated by pricing concessions from selected vendors.

Medical Products and Services cost of revenue increases are primarily a result of product mix shifts, as discussed in Medical Products and Services Revenue above. Medical Products and Services gross margin, however, was 23.2% for the three month period ended March 31, 2007, an absolute improvement of 0.2%, as compared to the same period in 2006. The improvement in Medical Products and Services gross margin is associated with revenue growth in higher margin product and service lines combined with favorable vendor pricing actions, partially offset by an increase in internal operating costs due to increased salary and wage costs and professional fees.

Operating Expenses

Operating expenses were $11.8 million in the three months ended March 31, 2007 as compared to $11.4 million in the same period in 2006. For the three month period ended March 31, 2007, we incurred $0.4 million for non-cash stock compensation expense as compared to $0.4 million of non-cash stock compensation in the same period in 2006. We incurred $0.5 million of increased expenses related to salaries, wages and benefits costs for the three month period ended March 31, 2007 as compared to the same period in 2006 as a result of increased incentive programs combined with an increase in the number of employees including temporary help. In addition, we incurred $0.5 million of increased professional fees, consultants hired to assist in various projects and efforts to comply with the internal control requirements outlined in the Sarbanes-Oxley Act of 2002. These increases were partially offset by a $0.7 million decrease in certain expenses that were incurred in the three months ended March 31, 2006 primarily associated with the filing of a registration statement and severance costs.

Bad debt expense, which is included as a component of operating expense, was $2.1 million in the three months ended March 31, 2007 as compared to $2.0 million in the same period in 2006. Actual bad debt experience for the quarter continues to perform favorably to our current provisioning rate of 2.5%. This is a continuation of a trend noted since the first quarter of 2006 and is reflective of ongoing process improvement initiatives. The increase in bad debt expense for the quarter is due solely to the increase in revenues.

Depreciation and Amortization. For the three month period ended March 31, 2007, depreciation and amortization amounted to $2.9 million as compared to $2.9 million in the same period in 2006.

Operating Income. For the three month period ended March 31, 2007, operating income increased $1.4 million to $2.5 million in the same period in 2006, primarily associated with the changes in revenue and improvement in gross margin due to favorable product mix changes as previously discussed.

Interest Expense. Interest expense increased by $0.3 million for the three month period ended March 31, 2007 as compared to the same period in 2006. The increase in interest expense is a result of an increase in the LIBOR rate of approximately 0.4% and a $3.5 million increase in the amount of short-term debt outstanding associated with the increased borrowing under the revolving line of credit facility during the fourth quarter of 2006, as compared to the same period in 2006.

Income Tax Benefit. For the three month period ended March 31, 2007, the income tax benefit decreased $0.4 million as compared to the same period in 2006, primarily as a result of the lower pre-tax loss. We currently expect to be able to utilize the tax benefit through the reversal of deferred tax liabilities in future periods.

Liquidity and Capital Resources

Operating activities used $1.1 million of cash flow for the three month period ended March 31, 2007 compared to a use of $2.5 million in the same period in 2006. The reduction in cash used for operating cash flow activities is due primarily to: (a) a decrease of $1.4 million of income tax receivables in the three month period ended March 31, 2007 as compared to the same period in 2006; and (b) an increase in cash collections on receivables in the three month period ended March 31, 2005 as compared to the same period in 2006, partially offset by an increase in payments to vendors as compared to the same period in 2006. Day’s sales outstanding was 68 days for the three month period ended March 31, 2007, remaining flat as compared to the same period in 2006; however, this was a three day reduction from the three month period ended December 31, 2006.

During the three months ended March 31, 2007, quarterly cash collections were at an all time high of $86.0 million, as compared to quarterly cash collections of $76.1 million in the same period in 2006. This increase is primarily a result of ongoing process improvements in our accounts receivable department.

In spite of these increased cash collections, our cash balance decreased from $6.1million at December 31, 2006 to $4.4 million at March 31, 2007. Due to the increase in cash collections in the three months ended March 31, 2007, the Company increased vendor payments during the quarter in response to a processing backlog that existed at the beginning of the quarter. Our days payable outstanding decreased in the quarter from 45 days as of December 31, 2006 to 31 days as of March 31, 2007.

Investing activities used cash of $0.6 million in the three month period ended March 31, 2007 as compared to $1.1 million for the same period in 2006. Capital expenditures incurred in the three months ended March 31, 2007 related to software development costs and computer equipment improvements. In the same period last year, these expenditures related primarily to ongoing capitalizable information technology projects and software improvements. The Company’s capital expenditure estimate for the remainder of 2007, which is subject to ongoing review and revisions, is approximately $3.1 million; such amount excludes an additional $1.9 million of one-time costs expected to be incurred associated with the Company’s lease of new corporate office facilities. At present, occupation of this new leased facility is not expected to occur until the second half of 2007.

There were no financing activities for the three months ended March 31, 2007 nor in the same period in 2006.

Our senior secured revolving credit facility consists of a $40 million revolving loan, subject to a borrowing base test. Based on the covenant levels under the senior secured revolving credit facility, we had, as of March 31, 2007, $12.2 million of available borrowing capacity under the revolving credit facility, a $1.3 million increase from December 31, 2006, and had no additional borrowings on its revolving line of credit during the three month period ended March 31, 2007.

The senior secured revolving credit facility is guaranteed by the Parent, and secured by a first priority lien on substantially all of the Company’s and the Parent’s current and future assets, including all of the capital stock of MSC.

We believe that, based on current levels of operations and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under our senior secured revolving credit facility, will be sufficient to fund operations, anticipated capital expenditures and required payments on our debt for at least the next 12 months. In connection with our borrowings, we made interest payments totaling $5.3 million in the three month period ended March 31, 2007. Our available sources of liquidity are dependent upon future operating performance, which, in turn, is subject to factors beyond our control, including the conditions of the workers’ compensation industry. The Company cannot assure that its business will generate cash from operations, or that it will be able to obtain financing from other sources, sufficient to satisfy its debt service or other requirements.

As of March 31, 2007, the Company was compliant with all debt covenants.

Critical Accounting Estimates and Policies

There has been no change in the Company’s Critical Accounting Estimates and Policies, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Due to the significant amount of indebtedness that we have incurred in connection with the Transactions, we are exposed to interest rate risk. Pursuant to the terms of our senior secured revolving credit facility, we are required to enter into interest rate swap contracts such that at least 50% of all of our and our parent’s indebtedness is subject to fixed interest rate protection. Based on our current hedging positions, under which we have secured a fixed rate for over 50% of our indebtedness, and outstanding debt at March 31, 2007, a 1% increase in interest rates would result in an increase in interest expense of $0.4 million.

Item 4 – Controls and Procedures

Managements’ Evaluation of the Company’s Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See also Item 4T hereunder.

Item 4T – Controls and Procedures

Managements’ Evaluation of the Company’s Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely decided, would have a material adverse effect on our financial position or results of operations.

Item 1A – Risk Factors

There have been no material changes to the risk factors previously disclosed the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC–Medical Services Company

Date: May 15, 2007	By:	/s/ JOSEPH P. DELANEY
Joseph P. Delaney President and Chief Executive Officer (principal executive officer)

Date: May 15, 2007	By:	/s/ GARY S. JENSEN
Gary S. Jensen, Chief Financial Officer (principal financial and accounting officer)