Form 10-Q
period 2007-06-30
MSC-Medical Services CO
filed 2007-08-14
CIK 1357234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-132913

MSC-Medical Services Company

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $1.00 par value per share	100 shares

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company’s future results could be adversely affected by a variety of factors, including:

•	the Company’s dependence on sophisticated data processing software and hardware may impact business operations if they fail to operate properly or not as anticipated;

•	the Company’s net sales and operating results may fluctuate quarterly;

•	operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes;

•	the Company’s inability to obtain certain medical supplies, services and pharmaceuticals, due to vendor supply disruptions;

•	increasing competitive pricing pressures on its sales to companies who are self-insured for workers’ compensation insurance and workers’ compensation provider groups;

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

•	failure to comply with Federal and state regulations pertaining to filing claims for health care reimbursement or changes in the interpretation of those requirements;

•	willful circumvention of Federal and state regulations pertaining to filing claims for health care reimbursement by Company employees;

•	failure in the proper adoption of new accounting pronouncements or Securities and Exchange Commission rules and regulations; and

•	the ongoing costs of complying with the provisions of Section 404 of the Sarbanes-Oxley Act.

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

Part I—Financial Information

Item 1—Financial Statements

MSC—Medical Services Company

Condensed Balance Sheets

(Dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$5,833	$6,101
Accounts receivable, less allowance of $18,476 at June 30, 2007 and $18,795 at December 31, 2006	62,243	63,537
Inventories	162	150
Other current assets	1,822	1,104
Current deferred income taxes	7,962	7,965

Total current assets	78,022	78,857
Property and equipment, net of accumulated depreciation of $6,650 at June 30, 2007 and $5,196 at December 31, 2006	5,864	5,801
Intangible assets:
Goodwill	236,207	236,207
Trademarks	24,100	24,100
Customer relationships, net	47,775	50,225
Other Intangibles, net	38,121	40,006

Total intangible assets	346,203	350,538
Other assets:
Deferred debt issuance costs, net	4,391	4,959
Other	1,028	921

Total other assets	5,419	5,880

Total assets	$435,508	$441,076

See notes to condensed financial statements.

MSC—Medical Services Company

Condensed Balance Sheets—Continued

(Dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$20,120	$20,120
Accounts payable	9,754	11,874
Accrued expenses	34,430	42,369
Other current liabilities	102	3,599

Total current liabilities	64,406	77,962

Non-current liabilities:
Long-term debt, less current portion	149,020	148,895
Deferred income taxes	28,928	30,544

Total non-current liabilities	177,948	179,439

Total liabilities	242,354	257,401
Stockholders’ equity:
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	215,256	214,643
Accumulated other comprehensive income	635	561
Accumulated Deficit	(22,737)	(31,529)

Total stockholders’ equity	193,154	183,675

Total liabilities and stockholders’ equity	$435,508	$441,076

See notes to condensed financial statements.

MSC—Medical Services Company

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenue:
Pharmaceutical	$44,006	$43,966	$89,958	$87,209
Medical Products & Services	38,546	40,130	77,985	76,568

Total net revenue	82,552	84,096	167,943	163,777
Cost of Revenue (excluding depreciation and amortization):
Pharmaceutical	36,081	36,841	73,952	73,097
Medical Products & Services	29,086	30,112	59,366	58,167

Total cost of revenue	65,167	66,953	133,318	131,264

Gross profit	17,385	17,143	34,625	32,513

Operating expenses	11,537	11,230	23,347	22,595
Depreciation and amortization	2,854	3,004	5,785	5,894

Total expenses	14,391	14,234	29,132	28,489
Litigation settlement	(12,363)	—	(12,363)	—

Operating income	15,357	2,909	17,856	4,024
Interest expense, net	5,417	5,266	10,711	10,275

Income (loss) before income taxes	9,940	(2,357)	7,145	(6,251)
Income tax benefit	597	885	1,647	2,348

Net income (loss)	$10,537	$(1,472)	$8,792	$(3,903)

See notes to condensed financial statements.

MSC—Medical Services Company

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income (loss)	$8,792	$(3,903)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,452	1,561
Amortization of intangibles	4,333	4,333
Amortization of debt issuance costs and debt discount	693	659
Provision for deferred income taxes	(1,710)	(1,754)
Provision for bad debts	4,197	4,089
Stock-based compensation	751	704
Non-cash gain on litigation settlement	(3,366)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,903)	(8,735)
(Increase) decrease in inventories	(12)	23
(Increase) decrease in income tax receivable	(96)	7,194
Increase in other current assets	(622)	(378)
Increase in other non-current assets	—	(711)
Increase (decrease) in accounts payable & accrued expenses	(10,131)	3,808
Increase (decrease) in deferred revenue	(83)	113
Decrease in income taxes payable	(48)	(372)

Net cash provided by operating activities	1,247	6,631

Investing activities
Purchases of property and equipment	(1,515)	(2,090)
Payment to former owners	—	(8,803)

Net cash used in investing activities	(1,515)	(10,893)

Financing activities
Proceeds from short-term debt	—	—
Proceeds from long-term debt	—	—
Repayment of short-term debt	—	—
Repayment of long-term debt	—	—

Net cash provided by financing activities	—	—

Net decrease in cash	(268)	(4,262)
Cash, beginning of period	6,101	8,300

Cash, end of period	$5,833	$4,038

See notes to condensed financial statements.

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

1. Summary of Significant Accounting Policies

Description of Business

MSC-Medical Services Company (the “Company” or “MSC”) is a provider of healthcare products and services for the workers’ compensation industry in the United States. The Company provides workers’ compensation payors, such as insurers and third party administrators, with a quality alternative to the costly and time-consuming process of coordinating the logistics for the delivery of non-acute care needs to their claimants. MSC currently manages relationships with over 7,000 vendors, enabling it to provide over 20,000 healthcare products and services to workers’ compensation patients throughout the United States.

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

Included in the allowance for doubtful accounts are provisions for sales allowances totaling $0.8 million at June 30, 2007 and $0.7 million at June 30, 2006.

Bad debt expense for the six months ended June 30, 2007 and 2006 was approximately $4.2 million and $4.1 million, respectively.

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

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

The Company evaluates its long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recognized in the six months ended June 30, 2007 nor in the years ended December 31, 2006 and December 31, 2005.

On March 6, 2007, MSC was provided with notice by Liberty Mutual of their intent to terminate the Liberty Mutual Pharmacy Benefit Management (“PBM”) Agreement dated as of April 1, 2003 between the Company and Liberty Mutual. The effective date of the termination of the Liberty Mutual PBM Agreement was June 4, 2007. MSC’s contracts with Liberty Mutual for Home Health Services and Durable Medical Equipment are unaffected. Liberty Mutual represented approximately 19% of the Company’s total billings for the year ended December 31, 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $42.8 million in 2006. Liberty Mutual also represented 13.9%, or $11.4 million of gross accounts receivable at December 31, 2006 before reduction for allowance for doubtful accounts. In the first quarter of 2007, the Company tested the valuation of goodwill and other intangible assets in accordance with guidance included in SFAS No. 142, Goodwill and Other Intangible Assets. As a result of this review, the Company concluded that no impairment had occurred as a result of the termination of the Liberty Mutual PBM Agreement.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, SFAS No. 156 Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 and FSP FIN 46(R)-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). The Company has completed its evaluation of the SFAS pronouncements staff position and concluded that they will not impact the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and subsequently, on May 2, 2007, the FASB also issued FASB Staff Position (“FSP”) No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. This Interpretation and FSP provide guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements, as well as provide accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of the FSP are effective upon the initial adoption of FIN 48. The Company adopted the provisions of these pronouncements effective January 1, 2007 as discussed in further detail in Note 5 of Notes to Unaudited Condensed Financial Statements in this report.

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

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

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

The impact of the equity-based compensation is reflected in cash flow from operations on the Condensed Statement of Cash Flows.

Activity relative to the Company’s common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Intrinsic Value ($ in 000’s)
Options outstanding at December 31, 2006	29,782,003	$1.34	8.48	$1,789
Options granted—time vesting	2,438,357	$1.50
Options granted—performance vesting	1,219,179	$1.50
Options forfeited	(986,386)	$(1.50)

Options outstanding at March 31, 2007	32,453,153	$1.36	8.42	$1,750
Options granted—time vesting	—	—
Options granted—performance vesting	—	—
Options forfeited	(1,081,430)	$(1.50)

Options outstanding at June 30, 2007	31,371,723	$1.34	8.43

Exercisable at June 30, 2007	14,770,752	$1.16	8.18	$1,903

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

Two-thirds of options granted vest over a three-year period, with an exercise price ranging from $1.00 to $3.00. The remaining one-third vest only upon change in control and also have exercise prices ranging from $1.00 to $3.00. Any portion of the stock options not then vested shall immediately vest. The 14.8 million vested shares at June 30, 2007 have exercise prices between $0.29 and $3.00.

The fair value of options granted during the first quarter of 2007 was approximately $0.2 million and is expected to be expensed over a period of 36 months. No options were granted during the second quarter of 2007.

The estimated fair value of each option granted after January 1, 2006 is calculated using the Black-Scholes option pricing model. The assumptions used for calculating fair value of grants issued during the first quarter of 2007 varied in range as follows: expected life of 2.5 to 2.67 years, risk-free interest rate of 4.5% – 4.8%, expected volatility of 20.5% – 21.4% and no expected dividend yield.

An estimated expected life of 3 years before exercise was used for the grants during the six months ended June 30, 2007, based on the typical investment holding period of the shareholder with a controlling interest in MSC. A targeted holding period range of three to six years is cited in Monitor Clipper Equity Partners II, L.P. Private Placement Memorandum at which time all shares would be expected to be vested and then exercised. Implicit in this assumption is that option-holders would not likely exercise before a transaction date as they would become the holders of minority interest shares subject to marketability discounts should they wish to sell their shares. The expected change in control will likely provide a liquidity event for option-holders.

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

Activity relative to the Company’s restricted stock is as follows

	Number of Shares	Fair value at grant date
Restricted shares outstanding at December 31, 2006	900,000	$.88
Issued during first quarter	550,000	$.81
Shares vested	(300,000)

Restricted shares outstanding at June 30, 2007	1,150,000

The restricted shares issued prior to 2007 were issued at a purchase price of $0.001 per share with one-third of the options vesting on February 14 of each of 2007, 2008 and 2009. The restricted shares issued during 2007 were issued at a purchase price of $0.001 per share with one-third of the shares vesting in March of each of 2008, 2009 and 2010.

3. Comprehensive Income

Comprehensive income represents all changes in equity of the enterprise that results from recognized transactions and other economic events during the period. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the Company’s interest rate swap. The following table details the components of comprehensive income (loss) for the periods presented.

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

	Three Months Ended,		Six Months Ended
($ in 000’s)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$10,537	$(1,472)	$8,792	$(3,903)
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	330	488	74	1,213

Comprehensive income (loss)	$10,867	$(984)	$8,866	$(2,690)

4. Commitments and Contingencies

In conjunction with the sale of the Company in March 2005, an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the parent delivered to the stockholder representative for the sellers of the Company an indemnification claim against the escrow balance. A $12.4 million settlement was reached on May 30, 2007 by and between the Company and the sellers as part of a settlement agreement that included a cash settlement to the Company paid out from the escrow account of $9 million and forfeiture of $3.4 million of unpaid tax benefits due to the seller. Consistent with applicable accounting standards and SEC guidance, this transaction has been accounted for as an adjustment to results of operations in the second quarter of 2007.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48 and related guidance. As of January 1, 2007, the unrecognized tax benefit amount recorded was $0.2 million of which $0.1 million would affect income tax expense if recognized. There were no significant changes to this amount during the first six months of 2007.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and as of June 30, 2007, the Company did not have accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest or penalties recognized during the first six months of 2007.

Our evaluation was based on the federal and state income tax years we believe remain open for examination, 2002 through 2006, and 1999 through 2006, respectively. While the Company believes it has an appropriate basis and documentation to support all income tax positions taken on its tax returns, it is reasonably possible that a reduction in anticipated income tax benefits could result from such examinations.

The Company is presently under audit by federal authorities for the tax period ended March 31, 2005. The Company believes that its income tax filing positions and deductions will be materially sustained on audit and does not anticipate any adjustments that will result in a material change to its financial positions. Therefore, no reserves for federal uncertain income tax positions have been recorded pursuant to FIN 48.

Income tax expense for the three and six month periods ended June 30, 2007 differed from our normal effective tax rate, as the litigation settlement gain recognized during the second quarter of 2007 is non-taxable. Excluding the impact of this non-taxable gain, the Company’s effective tax rate remained consistent with the prior year.

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

6. Subsequent Event

On July 23, 2007, the Company repaid $3.5 million of borrowings under the revolving credit facility, which reduced the outstanding short-term debt to $16.6 million.

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

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

The Company has not presented separate financial statements for the Guarantor because it has deemed that such financial statements would not provide investors with any material additional information. Included in the tables below are the condensed consolidating balance sheet as of June 30, 2007 and December 31, 2006, the condensed consolidating statement of operations for the three and six months ended June 30, 2007 and 2006, and condensed consolidating statement of cash flows for the six months ended June 30, 2007 and 2006 of: (a) the Parent (Guarantor), (b) the Company, (c) elimination entries necessary to consolidate the Parent with the Company, and (d) the consolidated company, MCP—MSC Acquisition, Inc.

MCP—MSC Acquisition, Inc.

Condensed Consolidating Balance Sheets

	June 30, 2007				December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except share data)				(Dollars in thousands except share data)
Assets
Current assets:
Cash	$—	$5,833	$—	$5,833	$—	$6,101	$—	$6,101
Accounts receivable, net	—	62,243	—	62,243	—	63,537	—	63,537
Inventories	—	162	—	162	—	150	—	150
Other current assets	—	1,822	—	1,822	—	1,104	—	1,104
Deferred income taxes	—	7,962	—	7,962	—	7,965	—	7,965

Total current assets	—	78,022	—	78,022	—	78,857	—	78,857

Property and equipment, net	—	5,864	—	5,864	—	5,801	—	5,801

Intangible assets:
Goodwill	—	236,207	—	236,207	—	236,207	—	236,207
Trademarks	—	24,100	—	24,100	—	24,100	—	24,100
Customer relationships, net	—	47,775	—	47,775	—	50,225	—	50,225
Other intangibles, net	—	38,121	—	38,121	—	40,006	—	40,006

Total intangible assets	—	346,203	—	346,203	—	350,538	—	350,538

Other assets:
Investment in consolidated subsidiary	192,516	—	(192,516)	—	183,114	—	(183,114)	—
Deferred debt issuance costs, net	608	4,391	—	4,999	658	4,959	—	5,617
Deferred income taxes/other	3,863	1,028	—	4,891	2,855	921	—	3,776

Total other assets	196,987	5,419	(192,516)	9,890	186,627	5,880	(183,114)	9,393

Total assets	$196,987	$435,508	$(192,516)	$439,979	$186,627	$441,076	$(183,114)	$444,589

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

Condensed Consolidating Balance Sheets—continued

	June 30, 2007				December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except share data)				(Dollars in thousands except share data)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$20,120	$—	$20,120	$—	$20,120	$—	$20,120
Accounts payable	—	9,754	—	9,754	—	11,874	—	11,874
Accrued expenses	886	34,430	—	35,316	817	42,369	—	43,186
Other current liabilities	—	102	—	102	—	3,599	—	3,599

Total current liabilities	886	64,406	—	65,292	817	77,962	—	78,779

Non-current liabilities:
Long-term debt	38,733	149,020	—	187,753	36,241	148,895	—	185,136
Deferred income taxes	—	28,928	—	28,928	—	30,544	—	30,544

Total non-current liabilities	38,733	177,948	—	216,681	36,241	179,439	—	215,680

Total liabilities	39,619	242,354	—	281,973	37,058	257,401	—	294,459
Stockholders’ equity:

Common stock, $.001 par value, 225,000,000 shares authorized, 181,375,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	181	—	—	181	181			181
Additional paid-in capital	186,201	215,256	(215,256)	186,201	185,590	214,643	(214,643)	185,590
Accumulated other comprehensive income	—	635	—	635		561		561
Accumulated deficit	(29,014)	(22,737)	22,737	(29,014)	(36,202)	(31,529)	31,529	(36,202)

Total stockholders’ equity	157,368	193,154	(192,516)	158,006	149,569	183,675	(183,114)	150,130

Total liabilities and stockholders’ equity	$196,987	$435,508	$(192,516)	$439,979	$186,627	$441,076	$(183,114)	$444,589

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP—MSC Acquisition, Inc.

Condensed Consolidating Statement of Operations

For the three months ended

	June 30, 2007				June 30, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	$82,552	$—	$82,552	$—	$84,096	$—	$84,096
Cost of revenue	—	65,167		65,167	—	66,953	—	66,953
Gross profit	—	17,385	—	17,385	—	17,143	—	17,143
Operating expenses	—	11,537	—	11,537	—	11,230	—	11,230
Depreciation and amortization	—	2,854	—	2,854	—	3,004	—	3,004

Total expenses	—	14,391	—	14,391	—	14,234	—	14,234
Litigation settlement	—	(12,363)	—	(12,363)	—	—	—	—

Operating income	—	15,357	—	15,357	—	2,909	—	2,909
Equity in gain (loss) of consolidated subsidiary	10,537	—	(10,537)	—	(1,472)	—	1,472	—
Other (expense) income:
Interest expense, net	1,324	5,417	—	6,741	1,134	5,266	—	6,400

Income (loss) before income taxes	9,213	9,940	(10,537)	8,616	(2,606)	(2,357)	1,472	(3,491)
Income tax benefit	521	597	—	1,118	426	885	—	1,311

Net income (loss)	$9,734	$10,537	$(10,537)	$9,734	$(2,180)	$(1,472)	$1,472	$(2,180)

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP—MSC Acquisition, Inc.

Condensed Consolidating Statement of Operations—continued

For the six months ended

	June 30, 2007				June 30, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	$167,943	$—	$167,943	$—	$163,777	$—	$163,777
Cost of revenue	—	133,318		133,318	—	131,264	—	131,264
Gross profit	—	34,625	—	34,625	—	32,513	—	32,513
Operating expenses	—	23,347	—	23,347	—	22,595	—	22,595
Depreciation and amortization	—	5,785	—	5,785	—	5,894	—	5,894

Total expenses	—	29,132	—	29,132	—	28,489	—	28,489
Litigation settlement		(12,363)		(12,363)	—	—	—	—

Operating income	—	17,856	—	17,856	—	4,024	—	4,024
Equity in gain (loss) of consolidated subsidiary	8,792	—	(8,792)	—	(3,903)	—	3,903	—
Other (expense) income:
Interest expense, net	2,608	10,711	—	13,319	2,267	10,275	—	12,542

Income (loss) before income taxes	6,184	7,145	(8,792)	4,537	(6,170)	(6,251)	3,903	(8,518)
Income tax benefit	1,004	1,647	—	2,651	851	2,348	—	3,199

Net income (loss)	$7,188	$8,792	$(8,792)	$7,188	$(5,319)	$(3,903)	$3,903	$(5,319)

MSC—Medical Services Company

Notes to Unaudited Condensed Financial Statements—continued

June 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP—MSC Acquisition, Inc.

Condensed Consolidating Statement of Cash Flows

For the six months ended

	June 30, 2007				June 30, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Operating activities
Net income (loss)	$7,188	$8,792	$(8,792)	$7,188	$(5,319)	$(3,903)	$3,903	$(5,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (gain) loss of consolidated subsidiary	(8,792)	—	8,792	—	3,903	—	(3,903)	—
Depreciation	—	1,452	—	1,452	—	1,561	—	1,561
Amortization of intangibles	—	4,333	—	4,333	—	4,333	—	4,333
Amortization of debt issuance costs and debt discount	95	693	—	788	129	659	—	788
Provision for deferred income taxes	(1,004)	(1,710)	—	(2,714)	(852)	(1,754)	—	(2,606)
Provision for bad debts	—	4,197	—	4,197	—	4,089	—	4,089
Stock-based compensation	—	751	—	751	—	704	—	704
Non-cash gain on litigation settlement		(3,366)	—	(3,366)	—	—	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(2,903)	—	(2,903)	—	(8,735)	—	(8,735)
(Increase) decrease in inventories	—	(12)	—	(12)	—	23	—	23
(Increase) decrease in income tax receivable	—	(96)	—	(96)	—	7,194	—	7,194
Increase in other current assets	—	(622)	—	(622)	—	(378)	—	(378)
Increase in other non-current assets	—	—	—	—	—	(711)	—	(711)
Increase (decrease) in accounts payable & accrued expenses	2,513	(10,131)	—	(7,618)	2,139	3,808	—	5,947
Increase (decrease) in deferred revenue	—	(83)	—	(83)	—	113	—	113
Decrease in income taxes payable	—	(48)	—	(48)	—	(372)	—	(372)

Net cash provided by operating activities	—	1,247	—	1,247	—	6,631	—	6,631

Investing activities
Purchases of property and equipment	—	(1,515)	—	(1,515)	—	(2,090)	—	(2,090)
Payment to former owners	—	—	—	—	—	(8,803)	—	(8,803)

Net cash used in investing activities	—	(1,515)	—	(1,515)	—	(10,893)	—	(10,893)

Financing activities
Proceeds from (repayments of) short-term debt	—	—	—	—	—	—	—	—
Proceeds from (repayments of) long-term debt	—	—	—	—	—	—	—	—
Debt issuance cost	—	—	—	—	—	—	—	—
Capital contribution from Parent company	—	—	—	—	—	—	—	—

Net cash provided by financing activities	—	—	—	—	—	—	—	—

Net decrease in cash	—	(268)	—	(268)	—	(4,262)	—	(4,262)
Cash, beginning of period	—	6,101	—	6,101	—	8,300	—	8,300

Cash, end of period	$—	$5,833	$—	$5,833	$—	$4,038	$—	$4,038

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

MSC—Medical Services Company (“We”, “Us” or “Our”) is the second largest procurement provider, based on its knowledge of the industry, of health care products and services to workers’ compensation payors in the United States. We coordinate the delivery of these products and services from our vendor network to workers’ compensation patients on behalf of our customers, which include payors such as insurers and third party administrators.

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

Factors affecting our financial results

Revenue. Revenue consists of amounts charged to customers for the products and services we provide. Overall, revenue is affected by the size of the workers’ compensation market for pharmaceutical and medical products and services, federal and state fee schedules mandating maximum billable amounts, the extent of outsourcing in the industry and any market share changes resulting from shifts with existing customers and new customer wins as well as average wholesale price (“AWP”) changes for pharmaceuticals. These factors combine to affect the number of patients served and revenue per patient.

We have identified two distinct product lines consisting of Pharmaceutical products, comprised primarily of prescription medication, and Medical Products and Services, which describes all other components of revenue. In our Pharmaceuticals product line, revenue per patient reflects costs of new and existing medications, drug prescribing patterns, drug utilization controls, for example, generic substitution and mix of retail versus mail order fulfillment. In our Medical Products and Services product line, revenue per patient is driven by the nature and quantity of products and services used by patients, prices we are able to charge our customers for the provision of such products and services as well as federal and state fee schedules mandating maximum billable amounts.

We operate in a competitive market place where revenue may be affected by the competitive bidding process among other service providers. In addition, our customers may also periodically engage in formal requests for proposals (“RFP”) on non-contracted, as well as contracted business. We may decide to offer reduced pricing in certain situations given the overall economics of the proposed business identified in the RFP and the competitive environment. Additionally, there is continuing consolidation within the healthcare industry leading to increased competition. In this regard, one of our non-contracted Ancillary business customers has recently taken action to consolidate its vendor relationships, thereby reducing the number of vendors they utilize. While this action may have an adverse short-term impact on our Ancillary revenue growth, we continue to believe our competitive product offering and value proposition affords us opportunities for revenue growth from this industry-wide consolidation in the future.

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

Significant customers. For the six months ended June 30, 2007, our largest customer, Liberty Mutual, accounted for approximately 17% of our billings for the period versus 19% for the six months ended June 30, 2006. Billings to our top ten customers for the six months ended June 30, 2007 represented 46% of total billings for this period and 48% for the six months ended June 30, 2006.

On March 6, 2007, MSC was provided with notice by Liberty Mutual of their intent to terminate the Liberty Mutual Pharmacy Benefit Management (“PBM”) Agreement dated as of April 1, 2003 between the Company and Liberty Mutual. The effective date of the termination of the Liberty Mutual PBM Agreement was June 4, 2007. MSC’s contracts with Liberty Mutual for Home Health Services and Durable Medical Equipment are unaffected. Liberty Mutual represented approximately 19% of the Company’s total billings for the year ended December 31, 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $42.8 million in the year ended 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $8.2 million and $17.7 million, respectively, in the three and six months ended June 30, 2007 as compared to approximately $11.2 million and $22.2 million in the same periods in the prior year.

Operating Expenses. Operating expenses include cash compensation, as well as non-cash compensation associated with stock based compensation, other costs associated with our sales force and general and administrative expenses, including expenses related to information technology, accounting, human resources, travel, professional fees, corporate overhead and bad debt expenses.

Results of Operations

Three and Six Months Ended June 30, 2007 compared to June 30, 2006.

Total Revenue

	For the Three Months Ended June 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmaceutical	$44,006	$43,966	$40	0.0%
Medical Products and Services	38,546	40,130	(1,584)	(3.9)%

Total Net Revenue	$82,552	$84,096	$(1,544)	(1.8)%

	For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmaceutical	$89,958	$87,209	$2,749	3.2%
Medical Products and Services	77,985	76,568	1,417	1.9%

Total Net Revenue	$167,943	$163,777	$4,166	2.5%

Factors contributing to the 1.8% decrease and 2.5% increase, respectively, in revenue during the three and six month periods ended June 30, 2007, as compared to the prior year, reflect the impact of the continuing implementation of Pharmaceutical services to new customers, offset by the loss of the Liberty Mutual PBM agreement in early June 2007, combined with favorable pricing adjustments, AWP price increases and product mix shift to higher margin products in our Medical Products and Services product lines, offset by lower order volume in selected product categories and loss of a non-contracted Ancillary customer.

During the three and six months ended June 30, 2007, we served 2.6% and 1% fewer individual patients as compared to the same periods in 2006. However, total revenue per patient increased 0.8% and 3.6%, respectively, for the three and six months ended June 30, 2007 as compared to the same periods in 2006. This increase is a result of several factors including a shift in product mix within the Medical Products and Services lines as described below, as well as pricing adjustments in certain of our product lines, primarily Pharmaceutical products and Medical Products.

Pharmaceutical Revenue

	For the Three Months Ended June 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmacy Benefit Management Services	$41,674	$41,072	$602	1.5%
Mail Order Services	2,332	2,894	(562)	(19.4)%

Total Net Revenue	$44,006	$43,966	$40	0.0%

	For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmacy Benefit Management Services	$85,067	$81,436	$3,631	4.5%
Mail Order Services	4,891	5,773	(882)	(15.3)%

Total Net Revenue	$89,958	$87,209	$2,749	3.2%

The increase in Pharmacy Benefit Management Services revenue for the three and six month periods ended June 30, 2007, as compared to the same periods in 2006, is due primarily to new customer wins and the impact of AWP net price increases, partially offset by the loss of the Liberty Mutual PBM contract in early June of 2007. Excluding Liberty Mutual, billings for the three and six months ended June 30, 2007 increased by 7.3% and 9.7%, respectively, as compared to the same periods in 2006. The decline in Mail Order Services revenue period over period was due primarily to (a) attrition of long-term mail order patients who have been in the mail order program since the inception of our retail pharmaceutical services program, (b) improved screening practices designed to identify mail order candidates versus the historic method of using mail order as the default when adding new patients, (c) implementation of our retail pharmacy card program, and (d) customers unwillingness to aggressively pursue a mail order conversion strategy. All of these factors combined have resulted in less mail order conversion opportunities despite the economic benefit to the customer.

Total prescription fills decreased by 5.2% and 2.0%, respectively, for the three and six months ended June 30, 2007 as compared to the same periods in 2006 due to loss of the Liberty Mutual PBM contract in early June, partially offset by prescription fill increases for other customers. Excluding Liberty Mutual, prescription fills for the three and six months ended June 30, 2007 increased by 2.9% and 3.9%, respectively, as compared to the same periods in 2006. Second quarter revenue was essentially unchanged compared to the same period in 2006 reflecting a decline related to prescription fills of $2.3 million, shift in mix from brand to generic of $1 million, offset by the impact of favorable pricing of $3.3 million. For the six months ended June 30 as compared to the prior year, revenue increased by $2.7 million, reflecting a decline related to prescription fills of $1.8 million, shift in mix from brand to generic of $2.0 million, offset by the impact of favorable pricing of $6.5 million.

The shift to generic fills is due primarily to industry-wide carrier initiatives that specify a generic fill if available. Generic prescription fills as a percent of total fills was 67.6% and 67.4%, respectively, for the three and six months ended June 30, 2007 versus 65.9% and 65.8% during the same periods in 2006.

For the three and six months ended June 30, 2007, average AWP per fill increased 6.7% and 7.5%, respectively, while our price as a percent of AWP decreased 2.2% and 2.9%, respectively, as compared to the same periods in 2006. The decrease in our prices as a percent of AWP resulted from pricing adjustments given to selected customers in fiscal 2006. In March 2007, the Company increased its prices to its largest customer as a result of its contract termination notice received March 6, 2007.

Medical Products and Services Revenue

	For the Three Months Ended June 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Medical Products	$22,749	$24,762	$(2,013)	(8.1)%
Medical Services	15,797	15,368	429	2.8%

Total Net Revenue	$38,546	$40,130	$(1,584)	(4.0)%

	For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Medical Products	$46,465	$47,263	$(798)	(1.7)%
Medical Services	31,520	29,305	2,215	7.6%

Total Net Revenue	$77,985	$76,568	$1,417	1.9%

During the three and six months ended June 30, 2007, total revenue for Medical Products and Services decreased by 4% and increased by 1.9%, respectively, compared to the same periods in 2006. In the first half of 2007, there has been a shift in products / services mix from Medical Devices and Home Health to other Medical Products and Services product categories. Revenue for the three and six months ended June 30 reflects the impact of lower product orders, decline in revenue from a non-contracted customer due to its vendor consolidation initiative, offset by an increase in average billing per order achieved as a result of business process improvement for our more service intensive, higher billing value product lines. Overall orders decreased by 10% in the second quarter and six months ended June 30, as compared to the prior year. Total average billings per order for all Medical Products and Services increased by 13% for the six months ended June 30, 2007 as compared to the same period in 2006.

For the three and six months ended June 30, Medical Products orders declined by 13.5% and 13.9%, respectively while billings per order increased by 10.6% and 6.3%, respectively. A decline in Medical Device orders of 22% and 18.4%, respectively, in the three and six months ended June 30, as compared to the same periods in the prior year was the result of (a) stricter credit policies, which were in effect for the first six months of 2007, with several customers, and (b) the action taken by one of our non-contracted Ancillary customers to consolidate their vendor relationships. There was a shift in product mix from Medical Devices to the Medical Supplies and other product lines, most of which experienced increased billings per order in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006.

Medical Services revenue increased in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006, due principally to order volume and price increases in the Transportation product line. Transportation revenues increased 24.1% and 28.8%, respectively, for the three and six months ended June 30, as compared to the same periods in 2006. A decrease in Home Health orders was offset by a mix shift to higher value services resulting in a net increase in billings per order for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006.

Cost of Revenue

	For the Three Months Ended June 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmaceutical	$36,081	$36,841	$(760)	(2.1)%
Medical Products and Services	29,086	30,112	$(1,026)	(3.4)%

Total Cost of Revenue	$65,167	$66,953	$(1,786)	(2.7)%

	For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmaceutical	$73,952	$73,097	$855	1.2%
Medical Products and Services	$59,366	$58,167	$1,199	2.1%

Total Cost of Revenue	$133,318	$131,264	$2,054	1.6%

Cost of revenue, as a percentage of revenue, was 78.9% and 79.4%, respectively, for the three and six month periods ended June 30, 2007, a decrease of 0.7% as compared to the same periods in 2006. This decrease as a percentage of revenue is due to: (a) favorable vendor pricing actions, (b) a more favorable product mix towards higher margin products and services, and (c) savings achieved from productivity gains of internal operating costs.

The decrease in Pharmaceutical cost of revenue during the second quarter of 2007 as compared to same period in the prior year is a result of a decrease in the total number of prescription fills primarily attributable to the loss of the Liberty Mutual PBM contract in early June. This is offset by an increase in the average cost per fill for branded drugs which increased approximately 11% per fill, for the three and six months ended June 30, 2007 as compared to the same periods in 2006. Generic cost per fill, however, decreased 5.1% and 7.9%, respectively, for the three and six months ended June 30, 2007 as compared to the same periods in 2006. Pricing concessions from selected vendors mitigated the full effect of the net increased price per fill. Although there was a 1.2% increase in Pharmaceutical cost of revenue for the six months ended June 30 as compared to the prior year, the same cost dynamics are applicable to this period as explained above for the quarter.

Medical Products and Services cost of revenue changes are primarily a result of product mix shifts, as discussed in Medical Products and Services Revenue above. Medical Products and Services gross margin for the three and six months ended June 30, 2007 was 24.5% and 23.9%, respectively, as compared to 25.0% and 24.0% during the same periods in 2006. The impacts of favorable vendor pricing actions during the first six months were offset by lower order volume and higher service costs.

Operating Expenses

Operating expenses were $11.5 million and $23.3 million for the three and six months ended June 30, 2007 as compared to $11.2 million and $22.6 million in the same periods in 2006. For both years, in the three and six months ended June 30, non-cash stock compensation expense of $0.4 million and $0.7 million, respectively, was incurred. Expenses increased by $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2007, as compared to the same periods in 2006 related to salaries and benefits costs as a result of increased incentive programs combined with an increase in the number of employees, including temporary workers. In addition, for the quarter and six months, we incurred $0.2 and $0.5 million, respectively, of increased professional fees as consultants were hired to assist in various projects, e.g. efforts to comply with the internal control requirements outlined in the Sarbanes-Oxley Act of 2002, HIPPA compliance program as well as other operational consulting projects. These increases were partially offset by a decrease in certain expenses incurred in the first quarter of 2006 associated with the filing of a registration statement and severance costs. Second quarter of 2007 results reflect the impact of a lower sales tax accrual as well as a lower incentive compensation accrual based on year-to-date financial performance.

Bad debt expense, which is included as a component of operating expense, was $2.1 million and $4.2 million in the three and six months ended June 30, 2007 as compared to $2.0 million and $4.1 million in the same periods in 2006. Actual bad debt expense experience for the quarter and the first six months continues to perform favorably to our current provisioning rate of 2.5%. This is a continuation of a trend noted since the first quarter of 2006 and is reflective of ongoing process improvement initiatives. We continue to evaluate our requirements for specific reserves on a quarterly basis as part of the overall bad debt reserve analysis.

Depreciation and Amortization expense for the three and six month periods ended June 30, 2007 amounted to $2.9 million and $5.8 million as compared to $3.0 million and $5.9 million in the same periods in 2006. The decrease is attributed to lower capital expenditures during the first six months of 2007.

Litigation Settlement. In conjunction with the sale of the Company in March 2005, an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the parent delivered to the stockholder representative for the sellers of the Company an indemnification claim against the escrow balance. A $12.4 million settlement was reached on May 30, 2007 by and between the Company and the sellers as part of a settlement agreement that included a cash settlement to the Company paid out from the escrow account of $9 million and forfeiture of $3.4 million of unpaid tax benefits. Consistent with applicable accounting standards and SEC guidance, this transaction has been accounted for as an adjustment to results of operations in the second quarter of 2007.

Operating Income. For the three and six month periods ended June 30, 2007, operating income totaled $15.4 million and $17.9 million as compared to $2.9 million and $4.0 million in the same periods in 2006, primarily due to the May 2007 litigation settlement and improvement in gross margin due to favorable product mix changes as previously discussed.

Interest expense for the three and six month periods ended June 30, 2007 totaled $5.4 and $10.7 million as compared to $5.3 million and $10.3 million in the same periods in 2006. The increase in interest expense is a result of a $3.5 million increase in the amount of short-term debt outstanding associated with the increased borrowing under the revolving line of credit facility during the fourth quarter of 2006, as compared to the same period in 2006.

Income Tax Benefit. Income tax expense for the three and six month periods ended June 30, 2007 differed from our normal effective tax rate, as the litigation settlement gain recognized during the second quarter of 2007 is non-taxable. Excluding the impact of this non-taxable gain, the Company’s effective tax rate remained consistent with the prior year. We expect to be able to utilize remaining tax benefits through the reversal of deferred tax liabilities in future periods.

Liquidity and Capital Resources

Operating activities provided $1.2 million of cash flow for the six month period ended June 30, 2007 compared to $6.6 million in the same period in 2006. Operating cash flow in the first six months of 2007 includes the impact of the litigation settlement. Excluding the impact of this settlement, cash provided by operating activities was approximately $14.4 million lower in 2007. The year-to-year change in operating cash flows activities reflects (a) approximately $7.2 million associated with the receipt of income tax receivables in the 2006 period, (b) a decline in amounts payable to vendors as a result of increased payments in 2007, and (c) lower cash collections during the first six months of 2006 resulting from staffing turnover within the accounts receivable department. The $9.0 million in cash received from the litigation settlement was used to fund payments to vendors, offset lower than anticipated cash collections in the last month of the quarter and repayment, subsequent to quarter end, of $3.5 million of outstanding borrowings under the revolving credit facility. Day’s sales outstanding was 67 days for the six month period ended June 30, 2007, remaining flat as compared to the same period in 2006; however, this was a one day reduction from the first quarter and a four day reduction from the fiscal year ended December 31, 2006.

During the six months ended June 30, 2007, cash collections totaled $170 million, as compared to $159 million in the same period in 2006. This 6.9% increase is primarily a result of ongoing process improvements in our accounts receivable department.

Our cash balance decreased from $6.1 million at December 31, 2006 to $5.8 million at June 30, 2007. With the receipt of cash from the litigation settlement and the increase in cash collections during the six months ended June 30, 2007, the Company increased vendor payments during the first six months of 2007 in response to a processing backlog that existed at the beginning of the year. Our day’s payable outstanding decreased in the first six months from 45 days as of December 31, 2006 to 34 days as of June 30, 2007.

Investing activities used cash of $1.5 million in the six month period ended June 30, 2007 as compared to $10.9 million for the same period in 2006. The first six months of 2006 includes proceeds from income tax refunds that were disbursed to former shareholders as required by the purchase agreement. Capital expenditures incurred in the six months ended June 30, 2007 related to software development costs and computer equipment improvements. In the same period last year, these expenditures related primarily to ongoing capitalizable information technology projects and software improvements. The Company’s capital expenditure estimate for the remainder of 2007, which is subject to ongoing review and revisions, is approximately $2.4 million; such amount excludes an additional $1.9 million of expenditures expected to be incurred associated with the Company’s lease of new corporate office facilities. Occupation of this new leased facility is expected to occur during the third quarter of 2007.

There were no financing activities for the six months ended June 30, 2007 nor in the same period in 2006.

Our senior secured revolving credit facility consists of a $40 million revolving loan, subject to a borrowing base test. Based on the covenant levels under the senior secured revolving credit facility, we had, as of June 30, 2007, $6.9 million of available borrowing capacity under the revolving credit facility, a $4.0 million decrease from December 31, 2006, and had no additional borrowings on its revolving line of credit during the six month period ended June 30, 2007. This decline in available borrowing capacity is due to the strong cash collections of eligible receivables during the first six months of 2007. See Recent Developments hereunder.

The senior secured revolving credit facility is guaranteed by the Parent, and secured by a first priority lien on substantially all of the Company’s and the Parent’s current and future assets, including all of the capital stock of MSC.

We believe that, based on current levels of operations and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under our senior secured revolving credit facility, will be sufficient to fund operations, anticipated capital expenditures and required payments on our debt for at least the next 12 months. In connection with our borrowings, net interest payments totaled $5.0 million in the six month period ended June 30, 2007. Our available sources of liquidity are dependent upon future operating performance, which, in turn, is subject to factors beyond our control, including the conditions of the workers’ compensation industry. The Company cannot assure that its business will generate cash from operations, or that it will be able to obtain financing from other sources, sufficient to satisfy its debt service or other requirements.

As of June 30, 2007, the Company was compliant with all debt covenants.

Recent Developments

1. Subsequent event—On July 23, 2007, the Company repaid $3.5 million of borrowings under the revolving credit facility, which reduced the outstanding short-term debt to $16.6 million.

2. The State of New York implemented pharmacy and durable goods workers’ compensation fee schedules, effective July 11, 2007, which significantly reduced the maximum allowable reimbursements for pharmacy and ancillary workers’ compensation services in New York. We expect that there will be an adverse financial impact to operating results and cash flow over the short term. We are working aggressively with our customers and vendors to mitigate the financial impact of this action.

Critical Accounting Estimates and Policies

There has been no change in the Company’s Critical Accounting Estimates and Policies, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Due to the significant amount of indebtedness on our balance sheet, we are exposed to interest rate risk. Pursuant to the terms of our senior secured revolving credit facility, we are required to enter into interest rate swap contracts such that at least 50% of all of our and our parent’s indebtedness is subject to fixed interest rate protection. Based on our current hedging positions, under which we have secured a fixed rate for over 50% of our indebtedness, and outstanding debt at June 30, 2007, a 1% increase in interest rates would result in an increase in interest expense of $0.4 million.

Item 4T—Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1—Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely decided, would have a material adverse effect on our financial position or results of operations.

Item 1A—Risk Factors

There have been no material changes to the risk factors previously disclosed the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3—Defaults upon Senior Securities

None

Item 4—Submission of Matters to a Vote of Security Holders

None

Item 5—Other Information

None

Item 6—Exhibits

Pursuant to the terms of the Indenture dated as of June 21, 2005, among the Registrant, MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant is not required to provide the certifications contained in exhibits 31.1, 31.2, 32.1 and 32.2.

Exhibit No.	Description
4.5	Supplemental Indenture dated as of July 24, 2007 among MSC—Medical Services Company, MSC Billing, Inc., MCP—MSC Acquisition, Inc., and U.S. Bank National Association (the “Trustee”). *
10.26	Amended and Restated Employment Agreement, dated July 16, 2007, by and between the Company and Gary S. Jensen. *
10.27	Security Agreement Supplement dated as of July 24, 2007 between MSC Billing, Inc. and Bank of America, N.A., as administrative agent. *
10.28	Subsidiary Guaranty Supplement dated as of July 24, 2007 between MSC Billing, Inc. and Bank of America, N.A., as administrative agent. *

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Indenture dated as of June 21, 2005, among the Registrant, MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC–Medical Services Company

Date: August 14, 2007	By:	/s/ JOSEPH P. DELANEY
Joseph P. Delaney
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	By:	/s/ GARY S. JENSEN
Gary S. Jensen, Chief Financial Officer (principal financial and accounting officer)