Form 10-Q
period 2007-09-30
MSC-Medical Services CO
filed 2007-11-14
CIK 1357234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-132913

MSC–Medical Services Company

(Exact name of registrant as specified in its charter)

Florida	59-2997634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

841 Prudential Drive – Suite 900 Jacksonville, FL	32207
(Address of principal executive offices)	(Zip Code)

(904) 646-0199

(Registrant’s telephone number, including area code)

11764-1 Marco Beach Drive Jacksonville, FL	32224
(Former Address of principal executive offices)	(Zip Code)

The registrant has no securities registered pursuant to Sections 12(b) or 12(g). The registrant files periodic reports under the Securities Exchange Act of 1934 solely to comply with requirements under that certain Indenture and Supplemental Indenture related to its Senior Secured Floating Rate Notes due 2011. The original Indenture and form of note are filed with the Securities and Exchange Commission as part of the registrant’s Registration Statement on Form S-4, amended as of May 17, 2006; the Supplemental Indenture was filed with the Securities and Exchange Commission on August 3, 2007 via a Current Report on Form 8-K dated July 24, 2007.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $1.00 par value per share	100 shares

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

•	the Company’s dependence upon workers’ compensation claims’ volumes (which claims require the Company’s products and services) either maintaining their current levels or increasing;

•	the Company’s dependence on a limited number of large customers;

•	the Company’s ability to successfully restructure operations to remove operational and other costs associated with revenue declines due to the loss of a large customer;

•	the Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers;

•	continued consolidation within the healthcare industry may lead to increased competition;

•	the expansion of the multi-tiered pricing structure may place the Company at a competitive disadvantage;

•	the Company’s dependence on the availability of lower cost, multi-tiered pricing of products;

•	cost of goods sold may increase due to fuel surcharges from third parties;

•	the Company’s dependence on its ability to maintain good relations with customers and vendors;

•	the loss of any significant agreements or the renegotiation of terms and conditions of existing agreements;

•	the Company’s ability to hire and retain qualified sales representatives to continue its sales growth;

•	the Company’s ability to retain the services of senior management;

•	the Company’s failure to execute its business plan and strategies for growth;

•	the Company’s level of indebtedness, which may limit its ability to obtain financing in the future and may limit flexibility to react to market conditions;

•	tax legislative initiatives and potential interest and penalty exposure related to existing and future tax audits;

•	litigation and liability exposure for existing and potential claims;

•	failure to maintain an effective system of internal controls may impact the Company’s ability to accurately report its financial results;

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

Part I – Financial Information

Item 1 – Financial Statements

MSC-Medical Services Company

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$4,394	$6,101
Accounts receivable, less allowance of $19,112 at September 30, 2007 and $18,795 at December 31, 2006	60,353	63,537
Inventories	62	150
Other current assets	1,264	1,104
Current deferred income taxes	7,962	7,965

Total current assets	74,035	78,857

Property and equipment, net of accumulated depreciation of $6,305 at September 30, 2007 and $5,196 at December 31, 2006	8,319	5,801
Intangible assets:
Goodwill	236,207	236,207
Trademarks	24,100	24,100
Customer relationships, net	46,550	50,225
Other Intangibles, net	37,180	40,006

Total intangible assets	344,037	350,538

Other assets:
Deferred debt issuance costs, net	4,107	4,959
Other	8	921

Total other assets	4,115	5,880

Total assets	$430,506	$441,076

See notes to unaudited consolidated financial statements.

MSC-Medical Services Company

Consolidated Balance Sheets – Continued

(Dollars in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$16,722	$20,120
Accounts payable	13,107	11,874
Accrued expenses	33,393	42,369
Other current liabilities	428	3,599

Total current liabilities	63,650	77,962

Non-current liabilities:
Long-term debt, less current portion	149,956	148,895
Deferred income taxes	26,790	30,544

Total non-current liabilities	176,746	179,439

Total liabilities	240,396	257,401
Stockholders’ equity:
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	215,560	214,643
Accumulated other comprehensive income	(136)	561
Accumulated Deficit	(25,314)	(31,529)

Total stockholders’ equity	190,110	183,675

Total liabilities and stockholders’ equity	$430,506	$441,076

See notes to unaudited consolidated financial statements.

MSC-Medical Services Company

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Revenue:
Pharmaceutical	$37,609	$44,226	$127,567	$131,434
Medical Products & Services	35,769	37,270	113,754	113,838

Total net revenue	73,378	81,496	241,321	245,272
Cost of Revenue (excluding depreciation and amortization):
Pharmaceutical	31,257	37,285	105,209	110,381
Medical Products & Services	26,659	27,835	86,025	86,002

Total cost of revenue	57,916	65,120	191,234	196,383

Gross profit	15,462	16,376	50,087	48,889

Operating expenses	11,649	10,860	34,996	33,454

Depreciation and amortization	2,774	3,080	8,559	8,975

Total expenses	14,423	13,940	43,555	42,429
Net loss on disposal of fixed assets	15	—	15	—
Litigation settlement	—	—	(12,363)	—

Operating income	1,024	2,436	18,880	6,460
Interest expense, net	5,272	5,430	15,983	15,705

Income (loss) before income taxes	(4,248)	(2,994)	2,897	(9,245)
Income tax benefit	1,672	1,125	3,318	3,473

Net income (loss)	$(2,576)	$(1,869)	$6,215	$(5,772)

See notes to unaudited consolidated financial statements.

MSC-Medical Services Company

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income (loss)	$6,215	$(5,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,060	2,475
Amortization of intangibles	6,499	6,500
Amortization of debt issuance costs and debt discount	1,039	987
Provision for deferred income taxes	(3,848)	(3,480)
Provision for bad debts	6,267	5,963
Stock-based compensation	1,236	915
Non-cash gain on litigation settlement	(3,366)	—
Loss on disposal of leasehold improvements	15	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,084)	(14,128)
Decrease in inventories	88	10
(Increase) decrease in income tax receivable	(127)	7,194
Increase in other current assets	(33)	(449)
Increase in other non-current assets	—	(111)
(Decrease) increase in accounts payable and accrued expenses	(7,745)	7,761
Increase in deferred revenue	243	77
Decrease in income taxes payable	(48)	(527)

Net cash provided by operating activities	5,411	7,415

Investing activities
Purchases of property, equipment and leasehold improvements	(3,688)	(3,325)
Proceeds from sale of fixed assets	70	—
Payment to former owners	—	(8,803)

Net cash used in investing activities	(3,618)	(12,128)

Financing activities
Repayment of short-term debt	(3,500)	—

Net cash used by financing activities	(3,500)	—

Net decrease in cash	(1,707)	(4,713)
Cash, beginning of period	6,101	8,300

Cash, end of period	$4,394	$3,587

Non-cash investing and financing activities

The Company financed the purchase of certain leasehold improvements of $1 million through the lessor of the leased property.

See notes to unaudited consolidated financial statements.

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

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

Basis of Presentation

The accompanying consolidated unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC rules and regulations for interim reporting. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the interim period reported are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying fiscal year to date 2007 consolidated financial statements contained in this Quarterly Report on Form 10-Q include the activities of the Company’s new wholly owned subsidiary, MSC Billing, Inc., as discussed below. All intercompany transactions have been eliminated in consolidation.

In July 2007, the Company formed a new wholly-owned subsidiary, MSC Billing, Inc., incorporated and operated in the State of Florida. The purpose of the subsidiary is to act as the Company’s billing agent for certain clients which receive various services and products from the Company. The Company utilizes the billing agent in order to bill the different types of products and services under separate employer tax identification numbers (which clearly distinguishes the amounts payable for such differentiated products in our clients payables’ systems).

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

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

Included in the allowance for doubtful accounts are provisions for sales allowances totaling $0.6 million at September 30, 2007 and $0.7 million at September 30, 2006.

Bad debt expense for the nine months ended September 30, 2007 and 2006 was approximately $6.3 million and $6.0 million, respectively.

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

The Company evaluates its long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recognized in the nine months ended September 30, 2007 nor in the years ended December 31, 2006 and December 31, 2005.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, SFAS No. 156 Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 and FSP FIN 46(R)-6—Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). The Company has completed its evaluation of the SFAS pronouncements staff position and concluded that they will not impact the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and subsequently, on May 2, 2007, the FASB also issued FASB Staff Position (“FSP”) No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. This Interpretation and FSP provide guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements, as well as provide accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of the FSP are effective upon the initial adoption of FIN 48. The Company adopted the provisions of these pronouncements effective January 1, 2007 as discussed in further detail in Note 5 of Notes to Unaudited Consolidated Financial Statements in this report.

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

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

The impact of the equity-based compensation is reflected in cash flow from operations on the Unaudited Consolidated Statement of Cash Flows.

Activity relative to the Company’s common stock options is as follows:

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Intrinsic Value ($ in 000’s)
Options outstanding at December 31, 2006	29,782,003	$1.34	8.48	$1,789
Options granted – time vesting	2,438,357	$1.50
Options granted – performance vesting	1,219,179	$1.50
Options forfeited	(986,386)	$(1.50)

Options outstanding at March 31, 2007	32,453,153	$1.36	8.42	$1,750
Options granted – time vesting	—	—
Options granted – performance vesting	—	—
Options forfeited	(1,081,430)	$(1.50)

Options outstanding at June 30, 2007	31,371,723	$1.34	8.43	$1,903
Options granted – time vesting	487,122	$1.50
Options granted – performance vesting	243,561	$1.50
Options forfeited	(559,983)	$(1.50)

Options outstanding at September 30, 2007	31,542,423	$1.35

Exercisable at September 30, 2007	15,513,153	$1.18	7.95	$1,750

Two-thirds of options granted vest over a three-year period, with an exercise price ranging from $1.00 to $3.00. The remaining one-third vest only upon change in control and also have exercise prices ranging from $1.00 to $3.00. Any portion of the stock options not then vested shall immediately vest. The 15.5 million vested options at September 30, 2007 have exercise prices between $0.29 and $3.00.

The fair value of options granted during the first quarter of 2007 was approximately $0.2 million and is expected to be expensed over a period of 36 months. There were no options granted in the second quarter of 2007. The fair value of options granted during the third quarter of 2007 was approximately $0.1 million and is expected to be expensed over a period of 36 months.

The estimated fair value of each option granted after January 1, 2006 is calculated using the Black-Scholes option pricing model. The assumptions used for calculating fair value of grants issued during the first nine months of 2007 varied in range as follows: expected life of 2.5 to 3.0 years, risk-free interest rate of 4.5% – 4.8%, expected volatility of 20.5% – 26.3% and no expected dividend yield.

An estimated expected life of 3 years before exercise was used for the grants during the nine months ended September 30, 2007, based on the typical investment holding period of the shareholder with a controlling interest in MSC. A targeted holding period range of three to six years is cited in Monitor Clipper Equity Partners II, L.P. Private Placement Memorandum at which time all shares would be expected to be vested and then exercised. Implicit in this assumption is that option-holders would not likely exercise before a transaction date as they would become the holders of minority interest shares subject to marketability discounts should they wish to sell their shares. The expected change in control will likely provide a liquidity event for option-holders.

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

Activity relative to the Company’s restricted stock is as follows:

	Number of Shares	Fair value at grant date
Restricted shares outstanding at December 31, 2006	900,000	$.88
Shares granted	550,000	$.81
Shares vested	(300,000)

Restricted shares outstanding at September 30, 2007	1,150,000

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$(2,576)	$(1,869)	$6,215	$(5,772)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of tax	(771)	(992)	(697)	238

Comprehensive income (loss)	$(3,347)	$(2,861)	$5,518	$(5,534)

4. Commitments and Contingencies

In conjunction with the sale of the Company in March 2005, an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the parent delivered to the stockholder representative for the sellers of the Company an indemnification claim against the escrow balance. A $12.4 million settlement was reached on May 30, 2007 by and between the Company and the sellers as part of a settlement agreement that included a cash settlement to the Company paid out from the escrow account of $9 million and forfeiture of $3.4 million of unpaid tax benefits due to the seller. Consistent with applicable accounting standards and SEC guidance, this transaction has been accounted for as an adjustment to results of operations in the second quarter of 2007, accordingly, the effect of this transaction is included in the accompanying unaudited consolidated results of operations for the nine months ended September 30, 2007. See also Note 7.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48 and related guidance. As of January 1, 2007, the unrecognized tax benefit amount recorded was $0.2 million of which $0.1 million would affect income tax expense if recognized. There were no significant changes to this amount during the first nine months of 2007.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and as of September 30, 2007, the Company did not have accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest or penalties recognized during the first nine months of 2007.

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

Our evaluation was based on the federal and state income tax years we believe remain open for examination, 2002 through 2006, and 1999 through 2006, respectively. The Internal Revenue Service (IRS) is currently challenging $1.4 million of tax benefits recognized related to certain transaction costs deducted in prior years. The Company believes that its income tax filing positions will be sustained and does not anticipate any adjustments that will result in a material change to its financial positions, however it is reasonably possible that an adjustment of $1.4 million of previously recognized tax benefits will occur within the next twelve months. If the position is not sustained, the impact would not affect net income as the tax effect of the deduction relates to goodwill from a prior acquisition.

Income tax expense for the nine month period ended September 30, 2007 differed from our normal effective tax rate, as the litigation settlement gain recognized during the second quarter of 2007 is non-taxable. Excluding the impact of this non-taxable gain, the Company’s effective tax rate remained consistent with the prior year.

6. Debt

On July 23, 2007, the Company repaid $3.5 million of borrowings under the revolving credit facility, which reduced the outstanding short-term debt to $16.6 million.

In September 2007, the Company commenced occupation of a new leased facility (See Note 7). In order to occupy the new premises certain costs were incurred by the lessor to convert the space to “general office use,” and additional costs were incurred to meet the specifications of the Company. The approximate $1 million incurred to meet Company specifications were paid for by the lessor in exchange for an obligation under the lease to repay such amounts and interest (at a rate of 8%) over the term of the lease (94 months). The related leasehold improvements were capitalized and are being depreciated over the term of the lease.

7. Leases

Effective December 4, 2006, the Company entered into a full service lease agreement with South Shore Group Partners, LLC for new corporate headquarters office space of approximately 100,000 square feet located at 841 Prudential Drive, Jacksonville, FL 32207. The lease has a 94 month term which commenced in September 2007. The lease provides for an option to renew and extend the lease for two terms of five years each, commencing at the expiration of the initial term of the lease. The Company also has the option to contract 24,415 square feet of the space through calendar year 2008.

In accordance with SFAS No. 13”Accounting for Leases,” rent expense is being recognized in the accompanying financial statements on a straight-line basis over the lease term, excluding extension periods, commencing September 2007. In accordance with FASB Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases,” lease incentives totaling $450 thousand and ten months of abated rent granted to us by the lessor pursuant to the lease are being accounted for on a straight-line basis over the life of the lease excluding the extension periods.

Pursuant to the terms of the Company’s prior facility lease, the Company recorded a $339 thousand non-cash charge to expense relative to lease termination costs in the third quarter of 2007; which such amount is expected to be paid out during the next nine months.

8. Guarantor Financial Statements (unaudited)

The Company’s senior secured floating rate notes are guaranteed by the Parent (also referred to as the “Guarantor”) on a

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

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

The Company has not presented separate financial statements for the Guarantor because it has deemed that such financial statements would not provide investors with any material additional information. Included in the tables below are the consolidating balance sheet as of September 30, 2007 and December 31, 2006, the consolidating statement of operations for the three and nine months ended September 30, 2007 and 2006, and consolidating statement of cash flows for the nine months ended September 30, 2007 and 2006 of: (a) the Parent (Guarantor); (b) the Company (Subsidiary), (c) elimination entries necessary to consolidate the Parent with the Company; and (d) the consolidated company, MCP–MSC Acquisition, Inc.

MCP-MSC Acquisition, Inc.

Condensed Consolidating Balance Sheets

	September 30, 2007				December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except per share data)				(Dollars in thousands except per share data)
Assets
Current assets:
Cash	$—	$4,394	$—	$4,394	$—	$6,101	$—	$6,101
Accounts receivable, net	—	60,353	—	60,353	—	63,537	—	63,537
Inventories	—	62	—	62	—	150	—	150
Other current assets	—	1,264	—	1,264	—	1,104	—	1,104
Deferred income taxes	—	7,962	—	7,962	—	7,965	—	7,965

Total current assets	—	74,035	—	74,035	—	78,857	—	78,857

Property and equipment, net	—	8,319	—	8,319	—	5,801	—	5,801

Intangible assets:
Goodwill	—	236,207	—	236,207	—	236,207	—	236,207
Trademarks	—	24,100	—	24,100	—	24,100	—	24,100
Customer relationships, net	—	46,550	—	46,550	—	50,225	—	50,225
Other intangibles, net	—	37,180	—	37,180	—	40,006	—	40,006

Total intangible assets	—	344,037	—	344,037	—	350,538	—	350,538

Other assets:
Investment in consolidated subsidiary	190,246	—	(190,246)	—	183,114	—	(183,114)	—
Deferred debt issuance costs, net	584	4,107	—	4,691	658	4,959	—	5,617
Deferred income taxes/other	4,385	8	—	4,393	2,855	921	—	3,776

Total other assets	195,215	4,115	(190,246)	9,084	186,627	5,880	(183,114)	9,393

Total assets	$195,215	$430,506	$(190,246)	$435,475	$186,627	$441,076	$(183,114)	$444,589

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP-MSC Acquisition, Inc.

Condensed Consolidating Balance Sheets - continued

	September 30, 2007				December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except per share data)				(Dollars in thousands except per share data)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$16,722	$—	$16,722	$—	$20,120	$—	$20,120
Accounts payable	—	13,107	—	13,107	—	11,874	—	11,874
Accrued expenses	2,222	33,393	—	35,615	817	42,369	—	43,186
Other current liabilities	—	428	—	428	—	3,599	—	3,599

Total current liabilities	2,222	63,650	—	65,872	817	77,962	—	78,779

Non-current liabilities:
Long-term debt	38,733	149,956	—	188,689	36,241	148,895	—	185,136
Deferred income taxes	—	26,790	—	26,790	—	30,544	—	30,544

Total non-current liabilities	38,733	176,746	—	215,479	36,241	179,439	—	215,680

Total liabilities	40,955	240,396	—	281,351	37,058	257,401	—	294,459

Stockholders’ equity:
Common stock, $.001 par value, 225,000,000 shares authorized, 181,375,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	181	—	—	181	181			181
Additional paid-in capital	186,504	215,560	(215,560)	186,504	185,590	214,643	(214,643)	185,590
Accumulated other comprehensive income	—	(136)	—	(136)		561		561
Accumulated deficit	(32,425)	(25,314)	25,314	(32,425)	(36,202)	(31,529)	31,529	(36,202)

Total stockholders’ equity	154,260	190,110	(190,246)	154,124	149,569	183,675	(183,114)	150,130

Total liabilities and stockholders’ equity	$195,215	$430,506	$(190,246)	$435,475	$186,627	$441,076	$(183,114)	$444,589

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP – MSC Acquisition, Inc.

Condensed Consolidating Statement of Operations

For the three months ended

	September 30, 2007				September 30, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	$73,378	$—	$73,378	$—	$81,496	$—	$81,496
Cost of revenue	—	57,916		57,916	—	65,120	—	65,120

Gross profit	—	15,462	—	15,462	—	16,376	—	16,376
Operating expenses	—	11,649	—	11,649	—	10,860	—	10,860
Depreciation and amortization	—	2,774	—	2,774	—	3,080	—	3,080

Total expenses	—	14,423	—	14,423	—	13,940	—	13,940
Loss on disposal of fixed assets	—	15	—	15	—	—	—	—
Operating income	—	1,024	—	1,024	—	2,436	—	2,436
Equity in gain (loss) of consolidated subsidiary	(2,576)	—	2,576	—	(1,869)	—	1,869	—
Other expense (income):
Interest expense, net	1,360	5,272	—	6,632	1,262	5,430	—	6,692

Income (loss) before income taxes	(3,936)	(4,248)	2,576	(5,608)	(3,131)	(2,994)	1,869	(4,256)
Income tax benefit	523	1,672	—	2,195	474	1,125	—	1,599

Net income (loss)	$(3,413)	$(2,576)	$2,576	$(3,413)	$(2,657)	$(1,869)	$1,869	$(2,657)

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP – MSC Acquisition, Inc.

Condensed Consolidating Statement of Operations

For the nine months ended

	September 30, 2007				September 30, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	$241,321	$—	$241,321	$—	$245,272	$—	$245,272
Cost of revenue	—	191,234	—	191,234	—	196,383	—	196,383

Gross profit	—	50,087	—	50,087	—	48,889	—	48,889
Operating expenses	—	34,996	—	34,996	—	33,454	—	33,454
Depreciation and amortization	—	8,559	—	8,559	—	8,975	—	8,975

Total expenses	—	43,555	—	43,555	—	42,429	—	42,429
Net loss on disposal of fixed assets	—	15	—	15	—	—	—	—
Litigation settlement	—	(12,363)	—	(12,363)	—	—	—	—

Operating income	—	18,880	—	18,880	—	6,460	—	6,460
Equity in gain (loss) of consolidated subsidiary	6,215	—	(6,215)	—	(5,772)	—	5,772	—
Other expense (income):
Interest expense, net	3,968	15,983	—	19,951	3,529	15,705	—	19,234

Income (loss) before income taxes	2,247	2,897	(6,215)	(1,071)	(9,301)	(9,245)	5,772	(12,774)
Income tax benefit	1,530	3,318	—	4,848	1,325	3,473	—	4,798

Net income (loss)	$3,777	$6,215	$(6,215)	$3,777	$(7,976)	$(5,772)	$5,772	$(7,976)

MSC-Medical Services Company

Notes to Unaudited Consolidated Financial Statements – continued

September 30, 2007

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP – MSC Acquisition, Inc.

Condensed Consolidating Statement of Cash Flows

For the nine months ended

	September 30, 2007				September 30, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Operating activities
Net income (loss)	$3,777	$6,215	$(6,215)	$3,777	$(7,976)	$(5,772)	$5,772	$(7,976)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (gain) loss of consolidated subsidiary	(6,215)	—	6,215	—	5,772	—	(5,772)	—
Depreciation	—	2,060	—	2,060	—	2,475	—	2,475
Amortization of intangibles	—	6,499	—	6,499	—	6,500	—	6,500
Amortization of debt issuance costs and debt discount	119	1,039	—	1,158	194	987	—	1,181
Provision for deferred income taxes	(1,530)	(3,848)	—	(5,378)	(1,326)	(3,480)	—	(4,806)
Provision for bad debts	—	6,267	—	6,267	—	5,963	—	5,963
Stock-based compensation	—	1,236	—	1,236	—	915	—	915
Non-cash gain on litigation settlement	—	(3,366)	—	(3,366)	—	—	—	—
Loss on disposal of leasehold improvements	—	15	—	15	—	—	—	—

Changes in operating assets and liabilities:
Increase in accounts receivable	—	(3,084)	—	(3,084)	—	(14,128)	—	(14,128)
Increase in inventories	—	88	—	88	—	10	—	10
(Increase) decrease in income tax receivable	—	(127)	—	(127)	—	7,194	—	7,194
Increase in other current assets	—	(33)	—	(33)	—	(449)	—	(449)
Increase in other non-current assets	—	—	—	—	—	(111)	—	(111)
(Decrease) increase in accounts payable
& other liabilities	3,849	(7,745)	—	(3,896)	3,336	7,761	—	11,097
Increase in deferred revenue	—	243	—	243	—	77	—	77
Decrease in income taxes payable	—	(48)	—	(48)	—	(527)	—	(527)

Net cash provided by operating activities	—	5,411	—	5,411	—	7,415	—	7,415

Investing activities
Purchases of property, equipment and leasehold improvements	—	(3,688)	—	(3,688)	—	(3,325)	—	(3,325)
Proceeds from sale of fixed assets	—	70	—	70	—	—	—	—
Payment to former owners	—	—	—	—	—	(8,803)	—	(8,803)

Net cash used in investing activities	—	(3,618)	—	(3,618)	—	(12,128)	—	(12,128)

Financing activities
Proceeds from (repayments of) short-term debt	—	(3,500)	—	(3,500)	—	—	—	—

Net cash used by financing activities	—	(3,500)	—	(3,500)	—	—	—	—

Net decrease in cash	—	(1,707)	—	(1,707)	—	(4,713)	—	(4,713)
Cash, beginning of period	—	6,101	—	6,101	—	8,300	—	8,300

Cash, end of period	$—	$4,394	$—	$4,394	$—	$3,587	$—	$3,587

Non-cash investing and financing activities

The Company financed the purchase of certain leasehold improvements of $1.0 million through the lessor of the leased property.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors affecting our financial results

Revenue. Revenue consists of amounts charged to customers for the products and services we provide. Overall, revenue is affected by the size of the workers’ compensation market for pharmaceutical and medical products and services, federal and state fee schedules mandating maximum billable amounts, the extent of outsourcing in the industry and any market share changes resulting from shifts with existing customers and new customer wins as well as average wholesale price (“AWP”) changes for pharmaceuticals. These factors combine to affect the number of patients served and revenue per patient. Industry research indicates that lost time per employee due to worker compensation claims has decreased, which is consistent with the decline in number of claims processed by the Company’s customers. This decline in overall claim volume was partially offset by an increase in the Company’s share of the claim spending in selected key accounts for the three and nine months ended September 30, 2007.

We have identified two distinct product lines consisting of Pharmaceutical products, comprised primarily of prescription medication, and Medical Products and Services, which describes all other components of revenue. In our Pharmaceuticals product line, revenue per patient reflects costs of new and existing medications, drug prescribing patterns, drug utilization controls, for example, generic substitution, state fees schedules which limit fees charged to customers and mix of retail versus mail order fulfillment. In our Medical Products and Services product line, revenue per patient is driven by the nature and quantity of products and services used by patients, prices we are able to charge our customers for the provision of such products and services as well as federal and state fee schedules mandating maximum billable amounts.

We operate in a competitive market place where revenue may be affected by the competitive bidding process among other service providers. In addition, our customers may also periodically engage in formal requests for proposals (“RFP”) on non-contracted, as well as contracted business. We may decide to offer reduced pricing in certain situations given the overall economics of the proposed business identified in the RFP and the competitive environment. Additionally, there is continuing consolidation within the healthcare industry leading to increased competition. In this regard, one of our non-contracted Ancillary business customers took action in the current quarter of fiscal year 2007 to consolidate its vendor relationships, thereby reducing the number of vendors they utilize. While this action will have an adverse short-term impact on our Ancillary revenue growth as the customer accounted for approximately 3% of total billings for the year ended December 31, 2006, we continue to believe our competitive product offering and value proposition affords us opportunities for revenue growth from this industry-wide consolidation in the future.

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

Gross Profit. Gross profit reflects the differential between the price at which we sell our products and services and the cost of revenue. Margins are positively affected when we negotiate lower costs from our vendors without a change in pricing to our customers and conversely margins are negatively affected when vendors increase prices and we are unable to increase prices with our customers. Examples of this include customer negotiations where we agree to lower prices (for example, volume purchases or length of contracts) as well as certain legislative changes which result in a decrease in pharmaceutical prices that can be charged. The growth in revenue from the Pharmaceuticals product line (which has lower margins) relative to Medical Products and Services product line revenues has historically lowered our overall margins; however, this impact on margins has been partially offset by the negotiation of discounts with vendors. Fluctuations in revenue or the cost of revenue do not necessarily result in corresponding changes in gross profit margins. For example, in the Pharmaceuticals product line, the price at which we are able to procure pharmaceuticals and the prices we charge customers are frequently tied to a common measurement, such as AWP. As the benchmark moves up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected. Recently, the proportion of generic drugs dispensed has increased. This has generally reduced revenue while improving overall gross margins.

Significant customers. For the nine months ended September 30, 2007, our largest customer, Liberty Mutual, accounted for approximately 12% of our billings for the period versus 16% for the nine months ended September 30, 2006. Billings to our top ten customers for the nine months ended September 30, 2007 represented 45% of total billings for this period and 48% for the nine months ended September 30, 2006.

On March 6, 2007, MSC was provided with notice by Liberty Mutual of their intent to terminate the Liberty Mutual Pharmacy Benefit Management (“PBM”) Agreement dated as of April 1, 2003 between the Company and Liberty Mutual. The effective date of the termination of the Liberty Mutual PBM Agreement was June 4, 2007. MSC’s contracts with Liberty Mutual for Home Health Services and Durable Medical Equipment are unaffected. Liberty Mutual represented approximately 19% of the Company’s total billings for the year ended December 31, 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $42.8 million in the year ended 2006. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $0.6 million and $18.2 million, respectively, in the three and nine months ended September 30, 2007 as compared to approximately $10.6 million and $32.8 million in the same periods in the prior year.

Operating Expenses. Operating expenses include cash compensation, as well as non-cash compensation associated with stock based compensation, other costs associated with our sales force and general and administrative expenses, including expenses related to information technology, accounting, human resources, travel, professional fees, corporate overhead, sales tax expenses and bad debt expenses.

Results of Operations

Three and Nine Months Ended September 30, 2007 compared to September 30, 2006.

Total Revenue

	For the Three Months Ended September 30,
	(dollars in thousands)
	2007	2006	Increase (Decrease)	Percent Change
Pharmaceutical	$37,609	$44,226	$(6,617)	(15.0)%
Medical Products and Services	35,769	37,270	(1,501)	(4.0)%

Total Net Revenue	$73,378	$81,496	$(8,118)	(10.0)%

	For the Nine Months Ended September 30,
	(dollars in thousands)
	2007	2006	Increase (Decrease)	Percent Change
Pharmaceutical	$127,567	$131,434	$(3,867)	(2.9)%
Medical Products and Services	113,754	113,838	(84)	0.0%

Total Net Revenue	$241,321	$245,272	$(3,951)	(1.6)%

Factors contributing to the 10.0% and 1.6% decrease, respectively, in total net revenue during the three and nine month periods ended September 30, 2007, as compared to the prior year, reflect the impact of the continuing implementation of Pharmaceutical services to new customers, offset by the loss of the Liberty Mutual PBM agreement in June 2007, combined with favorable pricing adjustments, AWP price increases and product mix shift to higher margin products in our Medical Products and Services product lines, offset by lower order volume in selected product categories and loss of a non-contracted Ancillary customer. The loss of this non-contracted customer accounted for $1.9 million and $2.6 million of the decrease in Medical Products and Services during the three and nine months ended September 30, 2007, respectively.

During the three months ended September 30, 2007, we served 12.9 % fewer individual patients as compared to the same period in 2006; during the nine months ended September 30, 2007, we served 2.9% fewer individual patients as compared to the same period in 2006 primarily due to losses of (a) the Liberty Mutual PBM agreement, and (b) the non-contracted Ancillary customer. However, total revenue per patient increased 3.5% and 1.2%, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. This increase is a result of several factors including a shift in product mix within the Medical Products and Services lines as described below, as well as pricing adjustments in certain of our product lines, primarily Pharmaceutical products and Medical Products.

The State of New York enacted emergency revisions to the pharmacy and durable goods workers’ compensation fee schedules, effective July 11, 2007, which significantly reduced the maximum allowable reimbursements for pharmacy and ancillary workers’ compensation services in New York. We expect that there will be an adverse financial impact to our operating results and cash flow over the short term. Revisions to the New York fee schedules accounted for a decrease of approximately $.3 million in billings for the three months ended September 30, 2007. We are working aggressively with our customers and vendors to mitigate the financial impact of this action.

Pharmaceutical Revenue

	For the Three Months Ended September 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmacy Benefit Management Services	$35,588	$41,528	$(5,940)	(14.3)%
Mail Order Services	2,021	2,698	(677)	(25.1)%

Total Net Revenue	$37,609	$44,226	$(6,617)	(15.0)%

	For the Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmacy Benefit Management Services	$120,656	$122,963	$(2,307)	(1.9)%
Mail Order Services	6,911	8,471	(1,560)	(18.4)%

Total Net Revenue	$127,567	$131,434	$(3,867)	(2.9)%

The decrease in Pharmacy Benefit Management Services revenue of 14.3% and 1.9% for the three and nine month periods ended September 30, 2007 respectively, as compared to the same periods in 2006, is due primarily to the loss of the Liberty Mutual PBM contract in early June of 2007, partially offset by new customers and the impact of AWP net price increases. Excluding Liberty Mutual, billings for the three and nine months ended September 30, 2007 increased by 5.5% and 8.2%, respectively, as compared to the same periods in 2006. Based on an analysis performed by the Company regarding total spending for workers compensation claims outside of the acute care setting of several of its larger customers, the overall decline is also partially attributable to the decline in customer claims volume, which is partially offset by the increase in the Company’s share of these claims. The decline in Mail Order Services revenue of 25.1% and 18.4% for the three and nine months ended September 30, 2007 was due primarily to (a) attrition of long-term mail order patients who have been in the mail order program since the inception of our retail pharmaceutical services program, (b) improved screening practices designed to identify mail order candidates versus the historic method of using mail order as the default when adding new patients, (c) implementation of our retail pharmacy card program, and (d) customers unwillingness to aggressively pursue a mail order conversion strategy. All of these factors combined have resulted in less mail order conversion opportunities despite the economic benefit to the customer.

Total prescription fills decreased by 20.8% and 8.3%, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 due to loss of the Liberty Mutual PBM contract in early June, partially offset by prescription fill increases for other customers. Excluding Liberty Mutual, prescription fills for the three and nine months ended September 30, 2007 increased by 2.8% and 3.5%, respectively, as compared to the same periods in 2006. Third quarter revenue decreased 15% compared to the same period in 2006 primarily due to loss of the Liberty Mutual PBM contract in early June 2007; the decrease in revenue reflects a decline related to prescription fills of $9.2 million, and a shift in mix from brand to generic of $0.7 million, partially offset by the impact of favorable pricing of $3.3 million. For the nine months ended September 30, 2007 as compared to the prior year, revenue decreased by $3.9 million, reflecting a decline related to prescription fills of $10.9 million, a shift in mix from brand to generic of $2.6 million, partially offset by the impact of favorable pricing of $9.6 million.

The shift to generic fills is due primarily to industry-wide carrier initiatives that specify a generic fill if available. Generic prescription fills as a percent of total fills was 68.0% and 67.6%, respectively, for the three and nine months ended September 30, 2007 versus 66.7% and 66.1% during the same periods in 2006.

For the three and nine months ended September 30, 2007, average AWP per fill increased 5.2% and 6.5%, respectively, while our price as a percent of AWP decreased 1.8% and 2.3%, respectively, as compared to the same periods in 2006. The majority of the decrease in our prices as a percent of AWP resulted from reductions in state fee schedules as well the shift to generic prescription fills. The revisions to the New York fee schedule in July 2007 had the most notable impact on price as a percent of AWP. Price as a percent of AWP decreased 11.3% for the three months ended September 30, 2007 on fills placed in New York as compared to the same period in 2006, as New York billings accounted for approximately 8.1% of total billings for the same period.

Medical Products and Services Revenue

	For the Three Months Ended September 30,
	(dollars in thousands)
	2007	2006	Increase (Decrease)	Percent Change
Medical Products	$20,366	$22,069	$(1,703)	(7.7)%
Medical Services	15,403	15,201	202	1.3%

Total Net Revenue	$35,769	$37,270	$(1,501)	(4.0)%

	For the Nine Months Ended September 30,
	(dollars in thousands)
	2007	2006	Increase (Decrease)	Percent Change
Medical Products	$66,831	$69,332	$(2,501)	(3.6)%
Medical Services	46,923	44,506	2,417	5.4%

Total Net Revenue	$113,754	$113,838	$(84)	0.0%

During the three and nine months ended September 30, 2007, total net revenue for Medical Products and Services decreased by 4.0% and was relatively unchanged, respectively, compared to the same periods in 2006. In the first nine months of 2007, there has been a shift in products/services mix from Medical Devices and Home Health to other Medical Products and Services product categories (e.g. transportation services). Revenue for the three and nine months ended September 30 reflects the impact of lower product orders, decline in revenue from a non-contracted customer due to its vendor consolidation initiative, offset by an increase in average billings per order achieved as a result of business process improvement for our more service intensive, higher billing value product lines. Overall orders decreased by 5.0% in the third quarter and 7.9% in the nine months ended September 30, 2007 as compared to the same periods in 2006. Total average billings per order for all Medical Products and Services decreased by 1.1% for the three months ended September 30, 2007 but increased 8.1% for the nine months ended September 30, 2007, as compared to the same periods in 2006.

For the three and nine months ended September 30, 2007, Medical Products orders declined by 9.5% and 12.7%, respectively, while billings per order increased by 6.3% and 7.9%, respectively, as compared to the same periods in 2006. A decline in Medical Device orders of 7.7% and 18.2%, respectively, in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, was the result of (a) stricter credit policies with several customers which were in effect for the first nine months of 2007, and (b) action taken by one of our non-contracted Ancillary customers to consolidate its vendor relationships. There was a shift in product mix from Medical Devices to the Medical Supplies and other product lines, most of which experienced increased billings per order in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006.

Medical Services revenue increased 1.3% and 5.4% in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006, due principally to order volume and price increases in the Transportation product line. Transportation revenues increased 25.2% and 27.5%, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. A decrease in Home Health orders was offset by a mix shift to higher value services resulting in a net increase in billings per order for the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006.

Cost of Revenue

	For the Three Months Ended September 30,
	(dollars in thousands)
	2007	2006	Increase (Decrease)	Percent Change
Pharmaceutical	$31,257	$37,285	$(6,028)	(16.2)%
Medical Products and Services	26,659	27,835	(1,176)	(4.2)%

Total Cost of Revenue	$57,916	$65,120	$(7,204)	(11.1)%

	For the Nine Months Ended September 30,
	(dollars in thousands)
	2007	2006	Increase (Decrease)	Percent Change
Pharmaceutical	$105,209	$110,381	$(5,172)	(4.7)%
Medical Products and Services	86,025	86,002	23	0.0%

Total Cost of Revenue	$191,234	$196,383	$(5,149)	(2.6)%

Cost of revenue, as a percentage of revenue, was 78.9% and 79.2%, respectively, for the three and nine month periods ended September 30, 2007, as compared to 79.9% and 80.1% for the same periods in 2006. This decrease as a percentage of revenue is due to (a) favorable vendor pricing actions, (b) more favorable product mix towards higher margin products and services, and (c) savings achieved from productivity gains of internal operating costs.

The 16.2% decrease in Pharmaceutical cost of revenue during the third quarter of 2007 as compared to same period in the prior year is a result of a decrease in the total number of prescription fills primarily attributable to the loss of the Liberty Mutual PBM contract in early June, 2007. This decrease is offset by an increase in the average cost per fill for branded drugs which increased approximately 10% and 8.5% per fill, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Generic cost per fill, however, decreased 6.7% and 3.8%, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Pricing concessions from selected vendors mitigated the full effect of the net increased price per fill. Although there was a 4.7% decrease in Pharmaceutical cost of revenue for the nine months ended September 30, 2007 as compared to the prior year, the same cost dynamics are applicable to this period as explained above for the quarter.

Medical Products and Services cost of revenue changes are primarily a result of product mix shifts, as discussed in Medical Products and Services Revenue above. Medical Products and Services gross margin for the three and nine months ended September 30, 2007 was 25.5% and 24.4%, respectively, as compared to 25.3% and 24.4% during the same periods in 2006. The impacts of favorable vendor pricing actions primarily in transportation services during the first nine months were offset by lower order volume and higher service costs.

Operating Expenses

Operating expenses were $11.6 million and $34.9 million, respectively, for the three and nine months ended September 30, 2007 as compared to $10.9 million and $33.5 million in the same periods in 2006. In the three and nine months ended September 30, 2007, non-cash stock compensation expense incurred amounted to $0.4 million and $1.1 million, respectively, as compared to $0.2 million and $0.9 million in the same periods in 2006. Expenses increased by $0.6 million and $1.6 million, respectively, for the three and nine months ended September 30, 2007, as compared to the same periods in 2006 as a result of increased pay rates and increased IT personnel expenses related to internally developed software projects, partially offset by a decrease in number of employees of 5% from September 30, 2006. In addition, for the three and nine months ended September 30, 2007, we incurred $0.1 million of increased professional fees as consultants were hired to assist in various projects, e.g. efforts to comply with the internal control requirements outlined in the Sarbanes-Oxley Act of 2002, HIPAA compliance program, as well as other operational consulting projects. These increases were partially offset by a decrease in certain expenses incurred in the first quarter of 2006 associated with the filing of a registration statement and severance costs. Results for the third quarter of 2007 reflect the impact of a lower sales tax accrual, as well as a lower incentive compensation accrual based on year-to-date financial performance. Operating expenses for the three and nine months ended September 30, 2007 include $0.6 million of costs associated with relocating to a new leased office facility in September 2007; such costs include a $0.3 million non-cash expense for lease termination costs associated with the facility that was vacated by the Company. Such amount is expected to be paid out during the next nine months.

Bad debt expense, which is included as a component of operating expense, was $2.1 million and $6.3 million, respectively, in the three and nine months ended September 30, 2007 as compared to $1.9 million and $6.0 million in the same periods in 2006. While overall cash collections have remained strong, we have experienced a decline in cash collections in certain aged categories of outstanding receivables necessitating an addition to the bad debt reserve of approximately $0.2 million during the third quarter. We continue to evaluate our requirements for specific reserves on a quarterly basis as part of the overall bad debt reserve analysis.

Depreciation and Amortization expense for the three and nine month periods ended September 30, 2007 amounted to $2.8 million and $8.6 million, respectively, as compared to $3.1 million and $9.0 million in the same periods in 2006. The decrease is attributed to lower capital expenditures during the first six months of 2007. The Company expects depreciation and amortization expense to increase in future periods relating to recently acquired assets associated with the Company’s new leased office facility in September 2007.

Litigation Settlement. In conjunction with the sale of the Company in March 2005, an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the parent delivered to the stockholder representative for the sellers of the Company an indemnification claim against the escrow balance. A $12.4 million settlement was reached on May 30, 2007 by and between the Company and the sellers as part of a settlement agreement that included a cash settlement to the Company paid out from the escrow account of $9.0 million and forfeiture of $3.4 million of unpaid tax benefits. Consistent with applicable accounting standards and SEC guidance, this transaction has been accounted for as an adjustment to results of operations in the second quarter of 2007. The impact of this transaction is included in the accompanying unaudited consolidated results of operations for the nine months ended September 30, 2007.

Operating Income. For the three month period ended September 30, 2007, operating income totaled $1 million as compared to $2.4 million in the same period in 2006; a favorable increase in gross margin percentage was offset by a $0.9 million decline in gross profit associated with a 10.0% decline in total net revenues combined with a $0.8 million increase in operating expenses. For the nine month period ended September 30, 2007, operating income totaled $18.9 million as compared to $6.5 million in the same period in 2006, primarily due to the May 2007 litigation settlement and improvement in gross margin due to favorable product mix changes as previously discussed.

Interest expense. For the three and nine month periods ended September 30, 2007, interest expense totaled $5.3 and $15.9 million, respectively, as compared to $5.4 million and $15.7 million in the same periods in 2006. The increase in year to date interest expense is primarily the result of a $3.5 million increase in the amount of short-term debt outstanding associated with the increased borrowing under the revolving line of credit facility during the fourth quarter of 2006. On July 23, 2007, the Company repaid $3.5 million of borrowings under the revolving credit facility, which reduced the outstanding short-term debt to $16.6 million, which accordingly reduced interest expense in the third quarter of 2007.

Income Tax Benefit. Income tax benefit for the nine month period ended September 30, 2007 differed from our normal effective tax rate, as the litigation settlement gain recognized during the second quarter of 2007 is non-taxable. Excluding the impact of this non-taxable gain, the Company’s effective tax rate remained consistent with the prior year. We expect to be able to utilize remaining tax benefits through the reversal of deferred tax liabilities in future periods.

Liquidity and Capital Resources

Operating activities provided $5.4 million of cash flow for the nine month period ended September 30, 2007 compared to $7.4 million in the same period in 2006. Operating cash flow in the first nine months of 2007 includes the impact of the litigation settlement. Excluding the impact of this settlement, cash provided by operating activities for the first nine months of 2007 was approximately $11.0 million lower than the same period in 2006. The year-to-year decline in operating cash flow activities is a result of (a) approximately $7.2 million associated with the receipt of income tax receivables in the 2006 period, and (b) increased payments of $7.8 million to vendors in 2007, offset by higher cash collections in fiscal 2007 versus 2006. The $9.0 million in cash received from the litigation settlement was used to fund payments to vendors and repay outstanding borrowings under the revolving credit facility of $3.5 million. The increase in cash from the litigation settlement was offset by the loss of cash receipts from the Liberty Mutual PBM contract, which terminated in June 2007. Day’s sales outstanding was 68 days for the nine month period ended September 30, 2007, as compared to 72 days in the same period in 2006; while this is a one day increase from the second quarter of 2007, it is a four day reduction from the fiscal year ended December 31, 2006.

During the three and nine months ended September 30, 2007, cash collections totaled $75.6 million and $247.1 million, respectively, as compared to $78.6 million and $234.9 million in the same periods in 2006. Sequentially, however, there was a $9.9 million decrease from $85.5 million for the three months ended June 30, 2007. This decline in cash collections for the three months ended September 30, 2007 is primarily attributable to the loss of the Liberty Mutual PBM contract in June 2007. The 5.1% increase from the nine months ended September 30, 2006 is primarily a result of ongoing process improvements in our accounts receivable department.

Our cash balance decreased from $6.1 million at December 31, 2006 to $4.4 million at September 30, 2007. With the receipt of cash from the litigation settlement and the increase in cash collections during the nine months ended September 30, 2007, the Company increased vendor payments during the first nine months of 2007 in response to a processing backlog that existed at the beginning of the year. Our day’s payable outstanding decreased from 45 days as of December 31, 2006 to 42 days as of September 30, 2007.

Investing activities used cash of $3.7 million in the nine month period ended September 30, 2007 as compared to $12.1 million for the same period in 2006. The first nine months of 2006 includes proceeds from income tax refunds that were disbursed to former shareholders as required by the applicable purchase agreement (Agreement filed March 7, 2005 by and between the Parent and former shareholders of the Company). Capital expenditures incurred in the nine months ended September 30, 2007 relates to software development costs and computer equipment improvements, together with asset additions associated with the Company’s occupation of a new leased office facility in September 2007. In the same period last year, these expenditures related primarily to ongoing capitalizable information technology projects and software improvements.

Financing activities included the repayment of $3.5 million of outstanding borrowings under the revolving credit facility in the third quarter of 2007. In September 2007, the Company incurred approximately $1.0 million of leasehold improvement costs, which were financed by the lessor at its new headquarters; monthly payments of approximately $14 thousand will be made over the 94 month term of the lease at an 8% interest rate commencing October 2007.

Our senior secured revolving credit facility consists of a $40 million revolving loan, subject to a borrowing base test. Based on the covenant levels under the senior secured revolving credit facility, we had, as of September 30, 2007, $7.1 million of available borrowing capacity under the revolving credit facility, a $3.8 million decrease from December 31, 2006, and had no additional borrowings on its revolving line of credit during the nine month period ended September 30, 2007. On July 23, 2007, the Company repaid $3.5 million of borrowings under this revolving credit facility. This decline in available borrowing capacity is due to the strong cash collections of eligible receivables during the first nine months of 2007.

The senior secured revolving credit facility is guaranteed by the Parent, and secured by a first priority lien on substantially all of the Company’s and the Parent’s current and future assets, including all of the capital stock of MSC.

We believe that, based on current levels of operations and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under our senior secured revolving credit facility, will be sufficient to fund operations, anticipated capital expenditures and required payments on our debt for at least the next 12 months. In connection with our borrowings, net interest payments totaled $15.8 million in the nine month period ended September 30, 2007. Our available sources of liquidity are dependent upon future operating performance, which, in turn, is subject to factors beyond our control, including the conditions of the workers’ compensation industry. The Company cannot assure that its business will generate cash from operations, or that it will be able to obtain financing from other sources, sufficient to satisfy its debt service or other requirements.

As of September 30, 2007, the Company was compliant with all debt covenants.

Critical Accounting Estimates and Policies

There has been no change in the Company’s Critical Accounting Estimates and Policies, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Due to the significant amount of indebtedness on our balance sheet, we are exposed to interest rate risk. Pursuant to the terms of our senior secured revolving credit facility, we are required to enter into interest rate swap contracts such that at least 50% of all of our and our parent’s indebtedness is subject to fixed interest rate protection. Based on our current hedging positions, under which we have secured a fixed rate for over 50% of our indebtedness, and outstanding debt at September 30, 2007, a 1% increase in interest rates would result in an increase in interest expense of $0.4 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

Craig Rollins, Senior Vice President of Sales, resigned from the Company effective November 1, 2007.

Item 6 – Exhibits

Pursuant to the terms of the Indenture dated as of June 21, 2005, and Supplemental Indenture dated as of July 24, 2007, among the Registrant, MSC Billing, Inc., MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant is not required to provide the certifications contained in exhibits 31.1, 31.2, 32.1 and 32.2.

Exhibit No.	Description
4.5	Supplemental Indenture dated as of July 24, 2007 among MSC – Medical Services Company, MSC Billing, Inc., MCP – MSC Acquisition, Inc., and U.S. Bank National Association (the “Trustee”). *

10.19	Standard Office Lease dated as of December 4, 2006 *

10.26	Amended and Restated Employment Agreement, dated July 16, 2007, by and between the Company and Gary S. Jensen. *

10.27	Security Agreement Supplement dated as of July 24, 2007 between MSC Billing, Inc. and Bank of America, N.A., as administrative agent. *

10.28	Subsidiary Guaranty Supplement dated as of July 24, 2007 between MSC Billing, Inc. and Bank of America, N.A., as administrative agent. *

10.29	Separation Agreement as of November 1, 2007 by and between the Company and Craig Rollins

*	Previously filed

SIGNATURES

Pursuant to the terms of the Indenture dated as of June 21, 2005, and Supplemental Indenture dated as of July 24, 2007, among the Registrant, MSC Billing, Inc., MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC–Medical Services Company

Date: November 14, 2007	By:	/s/ Joseph P. Delaney
Joseph P. Delaney
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2007	By:	/s/ Gary S. Jensen
Gary S. Jensen, Senior Vice President - Chief
Financial Officer (principal financial and accounting officer)