Form 10-K
period 2007-12-31
MSC-Medical Services CO
filed 2008-03-31
CIK 1357234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 333-132913

MSC–Medical Services Company

(Exact name of registrant as specified in its charter)

Florida	59-2997634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

841 Prudential Drive, Suite 900 Jacksonville, FL	32207
(Address of principal executive offices)	(Zip Code)

(904) 646-0199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2008
Common Stock, $1.00 par value per share	100 shares

CAUTIONARY STATEMENTS

Unless specified to the contrary, all information in Part I of this Annual Report on Form 10-K is reported as of December 31, 2007, which was the end of our most recently completed fiscal year.

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

For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business and industry that we describe below under “Risk Factors”.

PART I

ITEM 1.	BUSINESS

Unless the context indicates or otherwise requires, the terms “The Company,” “we,” “us,” “our,” and “MSC” refer to MSC-Medical Services Company and “our parent” refers to the owner of 100% of our equity interests, MCP-MSC Acquisition, Inc. MSC-Medical Services Company became a wholly owned subsidiary of MCP-MSC Acquisition, Inc. on March 31, 2005.

The Company

MSC is one of the largest procurement providers of pharmacy and medical products and services to workers’ compensation payors in the United States. We coordinate the delivery of these products and services from our vendor network to workers’ compensation patients on behalf of our clients, which include large insurers, state or local governments, self insured companies and third party administrators, or TPAs. By offering our clients a “one stop shop” to outsource these activities, we offer cost savings by leveraging purchasing volumes and by reducing the administrative burdens associated with directly procuring such products and services. We serve 22 of the 25 largest U.S. workers’ compensation insurers and all 10 of the largest TPAs.

We have built a proprietary nationwide network of over 7,000 vendors to provide over 20,000 health care products and services to ill or injured workers outside the clinical setting. After a physician treats the affected worker, a regimen of care is prescribed, including a suite of products and services to be delivered outside the clinical setting. The products and services that we provide can be divided into two groups:

•

Pharmaceutical Services (“PBM”): The Company’s Pharmacy Benefit Management, and Mail Order Pharmacy product lines together represented 53.1% of our 2007 revenues and 53.7% of our 2006 revenues. We administer prescription drug services through a retail card program and also offer mail order delivery services which are outsourced to an outside vendor.

•

Medical Products and Services (also referred to as “Ancillary”): The Medical Devices, Orthotics & Prosthetics, Durable Medical Equipment and Medical Supplies product lines together represented 27.8% of our 2007 revenues and 28.4% of our 2006 revenues. The Home Health Services and Transportation/Translation product lines together represented 19.1% of 2007 revenues and 17.9% of 2006 revenues. With each of the products and services, we identify vendors from our network, procure products and services and follow up with patients in an effort to ensure their satisfaction with the products and services delivered.

Case managers typically handle hundreds of cases at a time and may need to order multiple Medical Products and Services over a period of months to years for each case. We streamline the time-consuming process of administering, procuring and billing for these products and services, which we estimate represent only approximately 18% of total workers’ compensation claims expense. Our clients have increasingly outsourced these activities to enable their case managers to focus on managing indemnity payments and hospital, clinic and physician costs, which we estimate represent the remaining 82% of the total claims expense. A typical case management process involving our Medical Products and Services proceeds as follows:

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

Our PBM services enable clients to more effectively manage pharmaceutical costs. Our pharmacy service offering provides patients with a retail card to present to pharmacists for workers’ compensation related prescription fills. As part of the PBM service we contact patients before and after delivery of the retail card to encourage its use. By increasing usage rates and therefore increasing penetration, we help clients realize direct cost savings through the lower prices we have negotiated via our network. In addition, our program enables our clients to more effectively manage their overall spending on pharmaceuticals by controlling drug utilization through a customized formulary. Our efforts to increase card usage are particularly important to workers’ compensation payors because legislation generally does not allow a payor to limit claimants to use of a specific provider network.

For the workers’ compensation insurance carriers and TPAs, we employ a two-pronged sales and marketing strategy that targets clients’ corporate and field offices. At the corporate level, we seek designation as a preferred provider on our product and service offerings. Obtaining preferred provider status typically indicates that our client will work, in conjunction with our sales force, to increase usage of our products and services by case managers. In the field offices, our sales force educates case managers on the benefits of using our services, thereby increasing our penetration rate within that particular customer account.

Industry Overview

According to the Survey of Occupational Injuries and Illnesses by the Bureau of Labor Statistics (BLS), U.S. Department of Labor, nonfatal workplace injuries and illnesses occurred at a rate of 4.4 cases per 100 equivalent full-time workers among private industry employers in 2006. This was a decline from the rate of 4.6 cases per 100 equivalent full-time workers reported by the BLS for 2005. The rate resulted from a total of 4.1 million nonfatal injuries and illnesses in private industry workplaces during 2006, relatively unchanged compared to 2005, and a 2 percent increase in the number of hours worked. Incidence rates for injuries and illnesses combined declined significantly in 2006 for most case types, with the exception of cases with days away from work.

According to IMS Healthcare, Inc. (“IMS”), an independent third party provider of information to the pharmaceutical and healthcare industry, pharmaceutical sales in the United States are expected to grow between 5% and 6% in 2008 and between 3% and 6% compounded annually over the next five years. IMS also forecasted that certain sectors of the market, such as biotechnology, specialty products and the generics market will grow at higher rates.

The factors contributing to the growth of the pharmaceutical industry in the United States, and other industry trends, include:

Introduction of New Pharmaceuticals. Traditional research and development, as well as the advent of new research, production and delivery methods, such as biotechnology and gene research and therapy, continue to generate new compounds and delivery methods that are more effective in treating injuries and diseases. These compounds have been responsible for significant increases in pharmaceutical sales. We believe ongoing research and development of pharmaceutical drugs will provide opportunities for continued growth of our PBM business.

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

Legislative Developments. The Deficit Reduction Act of 2005 (“DRA”) has reduced Medicaid reimbursement for certain prescription drugs, and the U.S. Congress may consider further reductions to Medicaid reimbursement. We continue to monitor state and federal regulatory changes to determine possible impacts on our operation and how we approach the market to manage any changes.

Expiration of Patents for Brand Name Pharmaceuticals. A significant number of patents for widely-used brand name pharmaceutical products will expire during the next several years. We consider this a favorable trend because generic products have historically provided a greater gross profit margin opportunity than brand name products.

Business Strategy

Increase Sales at Our Existing Clients

We have an experienced sales force that is well-positioned to increase sales at our existing clients. We estimate that purchases during 2007 by our top ten clients represent less than 40% of their aggregate spending on the types of products and services we provide. We seek to increase sales to existing clients by:

•

Obtaining Preferred Provider Status. We seek to leverage our reputation and our track record to gain preferred provider status at existing clients where we are not currently a preferred provider. At clients where we are currently a preferred provider for certain products or services, we seek to extend preferred provider status to a broader array of our product and service offerings. In 2007, six of our top fifty clients awarded us with preferred provider status in additional product lines.

•

Increasing Client Utilization of our Network. We work with each client to maximize use of our network by directly marketing to field offices. Examples of our direct marketing effort include frequent contact with individual case managers to foster relationships, training case managers on using our services, continuing education sessions in coordination with vendors and reviewing our clients’ claimant histories to identify attractive opportunities for outsourcing. For clients where we are a preferred provider, we focus these efforts on offices and case managers that we, in conjunction with those clients, have identified as having significant potential for increased use of our network to procure products and services. We also review adjuster usage patterns to focus on those adjusters who are not currently utilizing the full complement of our product offerings to understand why and what can be done to increase penetration.

Continue to Pursue New Clients

We target new client relationships and have a strong track record of winning accounts. During the year ended December 31, 2007, we gained 113 new clients. We believe that our two-pronged sales approach, reputation for quality service, national coverage and scale, and competitive pricing positions us well to win new clients. In addition, we have an opportunity for additional revenue growth due to our strong competitive position in the fragmented markets we serve, especially the Medical Product and Services product category.

Growth in Market Share Through Acquisition

On an ongoing basis, we actively seek strategic growth opportunities in the form of potential acquisitions that are well matched to our core competencies. Potential acquisitions are sought out and researched based on a variety of factors including growth potential, value, and potential synergies with our existing business model. Subsequent to year end, we completed the acquisition of three companies within the workers compensation industry that met our strategic objectives. See Note 20 to Consolidated Financial Statements for a discussion of such subsequent acquisitions.

Increase Margins Through Cost Management

In the past, we focused our efforts primarily on increasing sales and quality of service, with a limited focus on increasing profit through cost management. During 2006 and continuing into 2007, we began to focus on leveraging our size and reducing costs through several of the following strategic initiatives:

•	Vendor Management (Pharmaceuticals). We negotiated and will continue to negotiate pricing with our pharmaceuticals vendor based on management’s analysis of costs.

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

•

Optimization of Case Management Process. We are in the process of streamlining aspects of our more manual and paper-based product and service offerings, such as Home Health and Transportation by outsourcing much of the process. In addition, with the acquisition of ZoneCare we are planning on moving our transportation business to their efficient platform (See Note 20 of the Notes to our Consolidated Financial Statements relating to Subsequent Events). We are implementing improvements in all of our product lines to enhance workflow by streamlining and automating the claims handling process, including additional updates to a previously released desktop function for CSRs called CSRD; which has increased the number of claims handled per hour by our CSRs. In addition, we have implemented and are continuing to implement outsourcing initiatives to reduce the level of data entry required in our claims processing and vendor payment processes.

•

Automation of Cash Application Process. The implementation of Health Logic/Bank Of America’s lock box has continued to increase the percentage of cash receipts which “auto post”. This project has continued to improve our “auto post” rate (i.e. increased to approximately 82% for 2007, an increase from approximately 75% in 2006) and generated significant efficiencies in our cash application process by reducing manual intervention. We have also continued to improve efficiency of this business process with outsourcing some of the more manual functions.

Product Lines

Our products and services are listed below in order of revenue contribution:

PBM services. Our PBM services are predominately administered through a retail card program that enables patients to access prescription drugs at approximately 64,700 retail and institutional pharmacies nationwide. We also provide clinical support services such as drug utilization review and formulary management. Our PBM services program benefits clients and patients by providing convenient access to prescribed medications while controlling eligibility, drug safety and drug suitability through a proprietary formulary designed for workers’ compensation injuries and customized for our clients. We also provide certain clients with a retroactive review of a patient’s prescription history to recommend improvements in treatment and reductions in drug costs. We currently have an exclusive partnership with one vendor, Restat, a division of The F. Dohmen Co. (“Restat”), who has contracted with national pharmacies at negotiated rates for prescription pharmaceuticals offered in our PBM services product line.

Medical Devices. We provide, through our vendors, a wide variety of medical devices, including continuous passive motion machines, bone growth stimulators, transcutaneous electrical nerve stimulation units (“TENS units”) and other related products. In addition to coordinating delivery of these devices, we actively monitor equipment usage and manage the ordering of monthly supplies such as batteries, electrodes and other consumables. These add-on services minimize costs by shipping only necessary supplies each month.

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

Durable Medical Equipment (DME). We procure the delivery of in-home equipment to workers’ compensation patients, including such items as hospital beds, wheelchairs and patient lifts. After delivery of the equipment, our CSRs or representatives of our outsourcing partners, follow up with the patient to verify that the vendor provided timely delivery, sufficient product explanation and training and all necessary support services. We provide over 2,900 products in our DME line.

Orthotics & Prosthetics. We coordinate with patients to provide treatment from a practitioner who will fit orthotics and prosthetics in the patient’s home or in the practitioner’s office.

Mail Order Pharmacy. Our Mail Order Pharmacy Services, pursuant to which workers’ compensation patients may obtain their prescribed medications through home delivery, are outsourced to an outside vendor.

Transportation. We procure transportation services for patients, including ambulatory services, air transportation services, and wheelchair and stretcher services from the hospital to the patient’s home, as well as transportation to and from caregivers’ offices or hospitals for aftercare. We also provide translation services between non-English speaking patients and healthcare professionals or our clients’ representatives. Revenues from this service are included in transportation revenue.

Medical Supplies. We provide patients with basic medical supplies, including wound care, urinary care and other common and easily-shipped personal care products. These medical supplies are products commonly utilized when providing health care, such as gauze, sterile gloves, wraps, bandages, tubing or swabs.

Sales and Marketing

Corporate Sales Team Organization

Our nationwide sales and marketing organization is led by our Chief Executive Officer and our Senior Vice President of Sales, who recently joined the Company. Our Senior Vice President of National Accounts, focuses on our medical products and services, and our Vice President of Pharmacy Sales, focuses on the pharmaceutical product lines.

The field sales force is led by Regional Vice Presidents (“RVPs”) and Regional Area Directors, who are responsible for identifying and responding to preferred provider opportunities at the corporate level of potential clients as well as directing the activities of field sales representatives in their respective regions. Within these regions we introduced Pharmaceutical-specific RVPs in 2006 and recently we have sharpened the focus of our sales initiative by adding dedicated sales representatives whose focus is growing new PBM business while our Medical Products and Services team focuses on increasing penetration within our existing customer relationships as well as winning new Medical Products and Service business on a regional basis. Both RVPs and our field sales representatives are responsible for visiting individual claims offices and educating case managers on the products and services that we offer as well as our record of cost containment and high-quality client service.

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

Sales Process

We have a two-pronged approach to sales development at large insurance carriers and TPA customers. The first tier is at the payor’s headquarters, where we seek preferred provider status from each client on our offered products and services. Our Senior Vice President of National Accounts, Senior Vice President of Sales and Regional Vice Presidents and Area Directors are primarily responsible for actively managing this level of sales. Activities within the first tier include:

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

Information Technology

The Ancillary business process is supported by a combination of a medical distribution program from Fastrack Healthcare Systems (“Fastrack) and a proprietary front-end application called CSRD. The Fastrack and CSRD systems simplify the order entry, vendor selection and billing process. The CSRD application has an advanced selection engine that determines the best vendors based on criteria such as price, quality and geography and presents these vendors to the CSR.

As part of our 2006 IT System enhancements MSC developed “Auto Authorization” which automated the process of obtaining authorization when a prescription is denied at the pharmacy. Prior to the automation of this process, the pharmacist was required to call MSC and a CSR would enter the prescription information into MSC’s website (OASIS) so that it could be accepted or denied by the adjuster. A CSR would then communicate the adjuster’s decision back to the pharmacy via phone or fax. The Auto Authorization application has significantly reduced the need for CSR’s manual intervention by taking an electronic denial from the pharmacy and routing it to the adjuster via email and MSC’s website. This process results in better application of the customer’s business rules, as well as reduced wait time for claimants at the pharmacies. Under this process, the adjuster is able to log into the website and authorize or deny the prescription and the result is automatically faxed to the pharmacy. Auto Authorization was introduced on a limited scale in October 2005 and further enhancements, as well as a full roll-out, were completed during fiscal 2006.

In 2007 a new system called MVP was developed and deployed to support the pharmacy billing process. This new system integrates with other pharmacy systems to ensure all pharmacy charges are properly validated against global edits, customer specific business rules and is priced with the latest fee schedule information. This system ensures that the pharmacy charges are over 99.99% accurate and facilitates the payment process.

MSC employs Electronic Data Interchange, or EDI, with certain customers and vendors. EDI facilitates the electronic exchange of patient eligibility and billing between MSC and its clients, eliminating the need for manual data entry. Benefits of EDI include lower processing costs and reduced error rates. Substantially all of our Pharmaceuticals product line employs EDI. During 2007 we added 23 additional Pharmaceuticals customers to EDI. For 2008, we will continue to encourage additional Medical Products and Services customers to increase EDI usage. As of December 31, 2007, the total of EDI customers was 65. In addition to EDI, we offer our customers an Electronic Funds Transfer option for the settlement of payments to us. We believe that our productivity and margins will continue to improve as additional clients adopt EDI and Electronic Funds Transfer.

The states of Texas and California are developing electronic billing standards for worker’s compensation claims. The state of Texas will require all worker’s compensation payors and providers (subject to very limited exemptions) to utilize electronic billing effective January 1, 2008. The state of California will also require all worker’s compensation payors to be able to accept electronic billing from providers. No effective date for compliance has been set by the state of California, however, we anticipate such effective date to be in 2008.

Competition

We compete in a highly fragmented industry. Our competition consists of: (1) national procurement providers and national PBMs; (2) local or regional networks or vendors who have direct relationships with physicians and payors; and (3) manufacturers who distribute their products directly to clients.

Quality, efficiency of service and pricing are the principal basis of competition in the worker’s compensation industry. We believe that our history of quality client service, our consistent efforts to maximize case manager usage of our services, and our competitive prices place us in a favorable position relative to our competitors. Our principal competitors among national procurement providers offering PBM and Medical Products and Services that we provide are PMSI (a division of AmerisourceBergen), Progressive Medical, One Call Medical, Health Esystems, Modern Medical, TechHealth and Cypress Care.

Specifically within our Pharmaceuticals product line, our competitors currently, and may in the future, include many well-established companies that have significant financial, marketing and other resources. We compete with a wide variety of competitors, including large national PBMs, such as Medco Health Solutions, Caremark Rx, Inc. and Express Scripts, many of which have existing relationships with carriers on the group health side. Each of these companies has national sales and account teams, mail service pharmacies and extensive technology infrastructure. We believe that our disciplined focus on the workers’ compensation industry and our systematic efforts to maximize usage of our PBM services are a competitive advantage relative to larger national PBMs, for which workers’ compensation claims are only a small portion of their overall service offering.

Employees

As of December 31, 2007, we employed 633 full time employees. We believe that we have a good working relationship with our employees. None of our employees are subject to a collective bargaining agreement.

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

The provision of health care products and services for the workers’ compensation industry is highly competitive. We compete primarily with the following:

•	National procurement providers and national PBMs;

•	Local or regional procurement providers or vendors who have direct relationships with physicians and payors; and

•	Manufacturers who distribute their products directly to clients.

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

Competition from other national procurement providers and national PBMs could adversely affect our future financial results. Our principal current competitors among national procurement providers and national PBMs are PMSI (a division of AmerisourceBergen), Progressive Medical, Concentra Operating Corporation, Express Scripts, Modern Medical, TechHealth and Cypress Care. Some of these competitors have greater financial resources than we have. Market share gains by these competitors would affect our ability to grow our business.

If additional large, national health care entities that do not currently directly compete with us move into the workers’ compensation PBM services and Medical Products and Services market, competition could significantly increase. Larger, national health care entities have significant financial resources, national sales and account teams, mail order pharmacies and extensive technology infrastructure. Because our Pharmaceuticals product line accounted for approximately 53% of 2007 revenue, if entities of national scope and leverage move meaningfully into the workers’ compensation pharmaceuticals market, our business, profitability and growth prospects could suffer. In addition, companies that currently compete in certain of our product lines could begin competing with additional product lines through the acquisition of an existing company or de novo expansion into new product lines. Additionally, consolidation, especially by way of the acquisition of any of our competitors by any large, national health care entity, could also lead to increased competition.

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

Our business model is such that we are subject to credit risk on many of the products and services that we provide on behalf of our clients. Once we have identified a supplier from our vendor network, we purchase the product or service based on a referral received from our carrier client, who, in turn, pays us pursuant to our agreement for procuring services and the invoice submitted by MSC. Typically, a differential of approximately 60 to 70 days exists between the date of invoice and the date upon which we are paid by our client. We collect the majority of our receivables within 12 months; however, the collection period of some receivables ranges from 24 to 36 months, and in some cases beyond. In the event that receivables are outstanding over long durations of time or in increased amounts, we may need to access our senior secured revolving credit facility or other financing sources to provide working capital for our business, and may incur additional expenses with respect to our collections. In addition, in certain situations, we could decide to write off a portion of such receivables in excess of reserves already established. This would have a negative effect on our operating margin and our net income, which effect could be significant. Many factors, including a failure of ours, our outsourcing partner, or our clients’ computer and communications hardware and software systems, could delay payments. To this extent, we depend on the efficient and uninterrupted operation of our outsourcing partner and our clients’ information technology systems. See “—Failure in our information technology systems could significantly disrupt our operations, which could reduce our client base or result in lost revenue.”

Additionally, our clients may dispute the amount of our bills or may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. While the states in which we do business guarantee the payment obligations of workers’ compensation payors to varying degrees, we cannot be certain that we would be fully reimbursed in the event of a failure or default by one of our clients in payment. We may be materially and adversely affected in the event of a significant failure or default by our clients in payment. Certain of our clients account for significant portions of our revenue. Liberty Mutual accounted for approximately 12.1% of revenues in 2007 and 7.5% gross accounts receivable at December 31, 2007. Sedgwick Claims Management Services, Inc. and its affiliates (“Sedgwick”), accounted for approximately 11% of our revenue for 2007 and approximately 5.0% of gross accounts receivable at December 31, 2007. The majority of the Liberty Mutual accounts receivable outstanding in December stemmed from the Ancillary product lines where we still have an ongoing relationship. If these customers were to go bankrupt or experience financial difficulty or for any other reason would not pay, a significant proportion of our total accounts receivable could become uncollectible, in which case we would likely have to make a substantial provision for bad debt or write off such accounts receivable, which would significantly reduce our net income.

Failure in our information technology systems could significantly disrupt our operations, which could reduce our client base or result in lost revenue.

Our ability to efficiently and successfully coordinate the delivery of treatments, supplies and services to patients on behalf of our clients, as well as our ability to provide customized and efficient billing to our clients, is critical to our success and depends upon our data processing systems, as well as the systems of our outsourcing partner, to:

•	receive and fulfill customer orders;

•	appropriately pay our vendors;

•	manage customer billings and collections;

•	provide point-of-sale product cost information;

•	track and report third-party billing services;

•	provide product reporting, such as product sales by vendor and vendor incentives earned;

•	manage centralized procurement and inventory management processes;

•	track and report regulatory compliance related to certain drugs and devices;

•	provide customer and vendor rebate tracking, compliance, verification, and correction;

•	ensure payments to vendors are made in accordance with negotiated terms;

•	ensure certain key automated internal controls are operating;

•	report financial statements and related information on a quarterly basis to the public; and

•	process employee compensation and provide record keeping.

The Company’s business, financial condition and results of operations may be materially adversely affected if, among other things:

•	data errors are created by the system and remain undetected;

•	data processing capabilities are interrupted or fail to operate for any extended length of time;

•	data services are not kept current;

•	the data processing system becomes unable to support expanded business;

•	data is lost or unable to be re-stored or processed;

•	data security is breached;

•	product maintenance and upgrades to various systems, without reasonable notification, are no longer provided, by vendors; or

•	a revision is made to the estimated useful lives for certain computer software.

Our operating revenue and profitability could suffer upon our loss of one or more significant clients.

Our business model is dependent upon the development and retention of long standing client relationships. We have not formalized these relationships with many of our clients, including many of those that have awarded us preferred provider status, and therefore have not contractually protected our relationships. Additionally, clients with whom we have entered into written contracts are not obligated to use our services exclusively, or at all, and may terminate at their sole discretion, requiring up to 90 days advanced notice. For the year ended December 31, 2007, our largest client accounted for 11.5% of our unadjusted total billings, and our top ten clients accounted for 43.4% of unadjusted billings. The loss of one or more of our major clients could lead to a significant reduction in revenue and net income. In general, our client relationships are also subject to requests for proposal or other similar bidding processes pursuant to which we could potentially (a) lose the business of our clients or (b) be required to offer reductions in pricing, or other less favorable terms, in order to retain the business of our clients. Either of these events could have a material adverse effect on our business.

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

We are dependent on our vendors and our outsourcing partner for the efficient provision of services.

Our business depends on third party vendors, including our outsourcing partner, to perform services or deliver products as ordered, and our margins are dependent on our ability to negotiate favorable pricing for products and services. Vendors’ failure to efficiently provide services or deliver products may result in additional costs to us, for example by requiring us to use an out of network vendor with whom we have not negotiated favorable pricing. We are dependent on our outsourcing partner to perform many critical billing functions, vendor invoice processing, reporting, and other backroom operations. If any of these services are not delivered on time or the partner’s people, processes, or IT systems fail, relationships with our customers could be negatively impacted and could result in a material adverse effect on our business and additional costs.

With respect to certain of our product lines, our vendor network is highly concentrated.

With respect to certain products and services, our vendor network is highly concentrated. We currently utilize Restat as our processor in our retail PBM services product line, which represented approximately 53% of our total 2007 revenue. Additionally, we have outsourced with our Mail Order Pharmacy services to a single vendor. If either our PBM services vendor or our Mail Order Pharmacy services vendor were to breach its contract with us or suffer adverse developments affecting its ability to provide services to us, our business could be significantly disrupted. While replacements exist, the process of transitioning to a new vendor could be costly and time consuming and could materially adversely affect our operations.

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

Failure to effectively integrate the targets of our acquisitions could negatively impact our customers and result in lost revenue, increased costs and negative impact o our brand. The integration of any such acquisitions may not lead to successful results, as acquisitions involve numerous risks as outlined above.

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

Our operations are based in Florida. The occurrence of a natural disaster in Florida could damage our facilities and limit our ability to operate. Material damage to our Florida facility could significantly disrupt the operation of our business. We have developed a business continuity plan, including plans for the relocation of IT Systems and staff, to limit the disruption to our business in the event of a natural disaster. Natural disasters as well as fire and other accidents could result in substantial facility-reconstruction costs to us, and additionally could result in disruption, delay or suspension of our business operations and substantial costs to reconstruct files and records.

The Company’s indebtedness may limit its ability to obtain additional financing in the future and may limit its flexibility to react to industry or economic conditions.

The Company maintains an asset-based revolving line of credit (“LOC”), which permits maximum borrowings of up to $40 million. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable, subject to satisfaction of certain eligibility requirements. Any deterioration in the ability to collect on these assets could reduce the availability of borrowings under the LOC. At December 31, 2007, there were $18.6 million of outstanding borrowings under the LOC and the Company had sufficient assets based on eligible accounts receivables to borrow up to an additional $4.1 million.

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

Over the last several years, we have seen substantial changes in the workers’ compensation system in the state of California, including its medical coverage and reimbursement system. Among the changes in the system was a significant reduction to the maximum amounts that we are allowed to charge our clients for our Pharmaceutical products. We currently generate more revenue in

California than in any other state. We took several measures in response to this development, including cost reductions from our pharmacy vendors and some shifting from retail pharmacy fills to higher-margin mail order. Nonetheless, our results of operations (including our gross margins) were adversely affected by such changes. It is possible that there may be further changes in California or in other states. At least one state in which we do business has considered adopting a single-provider model. If a single provider model were adopted and we were not selected as the single provider (or as a subcontractor to the single provider), we could be entirely excluded from conducting operations in that state. Further changes in California or in other states could require substantial changes to our business, which could impose substantial costs on us, both in operating expenses and in changed revenue patterns, and could result in further margin reductions.

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

In addition, requirements imposed on our clients by state laws and regulations governing workers’ compensation-related health care delivery could affect us indirectly. For example, some states have adopted, and other states may adopt, regulations requiring workers’ compensation payors to report to the state the amounts paid to health care providers for products and services. In most states we do not qualify as a health care provider, and as such, reporting the amounts that payors pay to us may not satisfy such regulations. However, as in our PBM business, we do not always directly contract with health care providers, so we cannot always provide our clients such payment information. A challenge under such regulations could require us or our clients to restructure our or their payment and business arrangements in a manner materially adverse to our business.

Changes in state and federal regulations regarding pharmaceuticals could restrict our ability to conduct our Pharmaceuticals product line.

Numerous state and federal laws and regulations affect our Pharmaceuticals product line. The categories include, but are not necessarily limited to:

•	State legislation regulating PBMs or imposing fiduciary status on PBMs;

•	Laws regarding utilization of non-network pharmacies;

•	Legislation directing formulary composition, including requirements for generic substitution;

•	Drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation;

•	Pharmacy laws and regulations; and

•	Pending legislation regarding importation of drug products into the United States.

A number of state and federal law enforcement agencies and regulatory agencies have initiated investigations or litigation that involves certain of our competitors in the PBM product line. These investigations involve, among other issues, the propriety of the management of manufacturers’ rebates and the inappropriate coding of prescriptions. The outcome of the investigations and litigation involving some of our competitors could affect our business. For example, an outcome preventing PBMs from receiving rebates from drug manufacturers could result in increased costs.

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

Because we are engaged primarily in the delivery of health care services to workers’ compensation claimants (and, to a significantly lesser degree, to claimants under our clients’ automobile-related personal injury protection policies) and do not electronically bill payors for any unrelated claims, we do not believe that we are at this point subject to the administrative simplification provisions of the federal Health Insurance Portability and Accountability Act of 1996 and related rules and regulations (HIPAA). HIPAA contains provisions generally applicable to three aspects of health care delivery: portability and continuity of health insurance for groups and individuals; fraud abuse and prevention; and information exchange. The Department of Health and Human Services has issued final regulations implementing the administrative simplification provisions of HIPAA concerning the privacy and security of individually identifiable health information, and the use of standard transactions and code sets for electronic transactions conducted by covered entities. The HIPAA privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including certain hospitals, physicians, pharmacies, group health plans and certain other health care providers) significant restrictions on the use and disclosure of individually identifiable health information. The HIPAA security regulations, with which compliance was required by April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The HIPAA regulations establishing electronic transaction and code set standards require that covered entities use standard transactions and code sets when electronically submitting or receiving to health plans individually identifiable health information in connection with certain health care transactions. These regulations became effective in October 2002, but Congress extended the compliance deadline until October 2003 for organizations that submitted a request for an extension. It is possible that HIPAA will, in the future, be expanded to cover entities engaged in our business, and if in the future we decide to expand our services to include the delivery of health care services to TRICARE or Medicare claimants, we would become subject to the administrative simplification provisions of HIPAA.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal year 2007 and there are no open comments.

ITEM 2.	PROPERTY

We lease our main facility, including our executive offices, which is currently located at 841 Prudential Drive, Suite 900, Jacksonville, FL 32223. The lease for approximately 100,000 square feet has a 94 month term which commenced in September 2007. The lease provides for an option to renew and extend the lease for two terms of five years each, commencing at the expiration of the initial term of the lease. The Company also has the option to contract 24,415 square feet of the space through calendar year 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely decided, would have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Shares of the Company’s common stock are not quoted for sale on any public market.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data as of the dates and for the periods indicated. We derived the selected historical statement of income data for the years-ended December 31, 2003 and 2004 and the three months ended March 31, 2005 and the selected historical balance sheet data as of December 31, 2003 and 2004 and the three months ended March 31, 2005 from the audited consolidated financial statements of the Predecessor. We derived the selected historical statement of income data for the period form April 1, 2005 through December 31, 2005 and the selected historical balance sheet data as of December 31, 2005 from the audited consolidated financial statements of MSC-Medical Services Company (Successor). We derived the selected historical statement of income data for the years ended December 31, 2007 and 2006 and the selected historical balance sheet data as of December 31, 2007 and 2006 from our audited financial statements for the period then ended.

The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Predecessor			Successor
	Years Ended December 31,		Period from January 1, 2005 through	Period from April 1, 2005 through	Years Ended December 31,
	2003	2004	March 31, 2005	December 31, 2005	2006	2007
Statement of Income Data:
Net revenue	$187,144	$264,936	$75,060	$226,551	$324,890	$313,020
Cost of revenue	152,412	218,014	61,055	185,411	260,779	247,956
Gross profit	34,732	46,922	14,005	41,140	64,111	65,064
Operating expenses	19,628	30,536	11,706	27,204	44,741	45,655
Impairment of goodwill and other intangibles	—	—	—	—	—	48,516
Transaction expenses	—	—	24,697	—	—	—
Adjustment to accounts receivable	—	—	—	18,527	—	—
Adjustment to sales tax liability	—	—	—	3,047	—	—
Depreciation and amortization	2,218	3,101	785	8,273	11,990	11,909
Net loss on disposal of fixed assets	—	—	—	—	—	15
Litigation settlement	—	—	—	—	—	(12,363)
Operating income (loss)	12,886	13,285	(23,183)	(15,911)	7,380	(28,668)
Interest expense, net	2,603	3,432	969	21,374	20,945	21,400
Income (loss) before income tax expense (benefit)	10,283	9,853	(24,152)	(37,285)	(13,565)	(50,068)
Income tax expense (benefit)	3,994	4,112	(9,466)	(14,228)	(5,093)	(8,695)
Net income (loss)	6,289	5,741	(14,686)	(23,057)	(8,472)	(41,373)
Balance Sheet Data (end of period):
Cash	$1,038	$1,290	$—	$8,300	$6,101	$5,750
Total assets	71,702	98,824	—	449,885	441,706	373,743
Long term debt, less current portion	18,865	16,890	—	148,645	148,895	149,145
Total debt, including capital leases	25,882	32,390	—	165,265	169,015	167,765
Total stockholders’ equity	16,346	22,523	—	190,821	183,675	142,410
Other Financial Data:
Capital expenditures	3,382	1,817	364	2,412	3,972	4,583

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in a competitive market place where revenue may be affected by the competitive bidding process among other service providers. In addition, our customers may also periodically engage in formal requests for proposals (“RFP”) on non-contracted, as well as contracted business. We have historically and may decide in the future to offer reduced pricing in certain situations given the overall economics of the proposed business identified in the RFP and the competitive environment. The outcome of these RFP’s could have a positive or adverse impact on our future revenues, gross margin and operating income. In 2006 Liberty Mutual submitted an RFP for its two geographically focused workers’ compensation pharmaceutical programs. In March of 2007, MSC was informed of Liberty Mutual’s intent to award the contract to another vendor and thereby terminate our agreement. The effective date of the termination was June 4, 2007. The termination of the PBM agreement had no effect on the Company’s other services to Liberty Mutual, including Home Health Services and Durable Medical Equipment. Liberty Mutual represented approximately 12% of the Company’s total billings for the year ended December 31, 2007 compared to 19% in the prior year. Gross billings before sales adjustments from the Liberty Mutual PBM Agreement totaled approximately $38.3 million in the year ended 2007 compared to $42.8 million in prior year.

Additionally, there is continuing consolidation within the healthcare industry leading to increased competition. In this regard, one of our non-contracted Ancillary business customers took action in fiscal year 2007 to consolidate its vendor relationships, thereby reducing the number of vendors they utilize. While this action had an adverse short-term impact on our Ancillary revenue growth as the customer accounted for approximately 3% of total billings for the year ended December 31, 2006, we continue to believe our competitive product offering and value proposition affords us opportunities for revenue growth from this industry-wide consolidation in the future.

Cost of Revenue. Cost of revenue consists of payments to vendors for delivery of products and services, customer service representative costs (CSR), inventory carrying costs and shipping costs. In our Pharmaceutical Services product line, cost of revenue also includes credits for vendor rebates, as well as costs related to other service providers (e.g. retail card distributor). We negotiate prices for the provision of services and products with vendors in our network. In many cases, prices are pre-negotiated under a contract or pre-agreed price list with vendors. Prior to procuring products or services, we typically obtain written or verbal authorization and pricing approval from customers to minimize reimbursement risk. We also typically finalize the cost of products and services with our vendors before delivery.

Gross Profit. Gross profit reflects the differential between the price at which we sell our products and services and the cost of revenue. Margins are positively affected when we negotiate lower costs from our vendors without a change in pricing to our customers. Conversely, margins are negatively affected when we lower prices charged to customers without receiving a reduction in costs from vendors. Examples of this include customer negotiations where we agree to lower prices, and certain legislative changes which result in a decrease in prices that can be charged. Fluctuations in revenue or the cost of revenue do not necessarily result in corresponding changes in gross profit margins. For example, in the Pharmaceutical Services product line, the price at which we are able to procure pharmaceuticals and the prices we charge customers are frequently tied to a common measurement, such as AWP. As the benchmark moves up or down, revenue and cost of revenue move correspondingly, leaving gross profit margins largely unaffected. During fiscal 2007, the proportion of generic drugs dispensed increased, which has generally reduced revenue while improving overall gross margins.

Significant customers. For the year ended December 31, 2007, Liberty Mutual, our largest customer accounted for approximately 12.3% of our billings versus 19.4% for the year ended December 31, 2006. One other customer, Sedgwick, accounted for approximately 11% and 9.4%, respectively, for the year ended December 31, 2007 and 2006. Billings to our top ten customers decreased for the year ended December 31, 2007 and represented 43% of total billings for this period versus 48% for the same period in 2006.

Operating Expenses. Operating expenses include cash compensation, as well as non-cash compensation associated with stock compensation, other costs associated with our sales force and general and administrative expenses, including expenses related to information technology, accounting, human resources, travel, professional fees, corporate overhead and bad debt expenses.

Results of Operations

Year Ended December 31, 2007 Versus December 31, 2006, and December 31, 2006 versus December 31, 2005.

Total Revenue

	For the Year Ended December 31,
(in thousands)	2007	2006	2005
Pharmaceutical Services	$166,070	$174,431	$159,963
Medical Products and Services	146,950	150,459	141,648

Total Net Revenue	$313,020	$324,890	$301,611

Factors contributing to the 3.6% decrease in total net revenue during the year ended December 31, 2007, as compared to the prior year, are the loss of the Liberty Mutual PBM Agreement in June 2007, lower order volume in selected product categories and the loss of a non-contracted Ancillary customer, offset by the continuing implementation of Pharmaceutical services to new customers and the continued shift toward generic drugs, AWP price increases and product mix shift to higher margin products in our Medical Products and Services product lines. The Liberty Mutual PBM Agreement represented approximately $42.8 million of billings in 2006. The loss of the non-contracted customer accounted for $4.4 million of the decrease in Medical Products and Services during the year ended December 31, 2007.

Factors contributing to the 7.7% increase in total net revenue for the year ended December 31, 2006, as compared to the prior year, were increased prescription fills, increased patients served and increased orders within certain product categories of our Medical Products and Services lines.

During the year ended December 31, 2007, we served 4.6% fewer individual patient injuries compared to the same period in 2006. This decrease in patients is primarily due to losses of (a) the Liberty Mutual PBM Agreement, and (b) a non-contracted Ancillary customer. With out these customers, our patients served increased by 2.5%. However, total revenue per patient injury increased 1.0% as compared to the same period in 2006. This increase is a result of several factors including a shift in product mix within the Medical Products and Services lines as described below, as well as pricing adjustments in certain of our product lines, primarily Pharmaceutical products and Medical Products.

During the year ended December 31, 2006, we served 9.8% more individual patients compared to the same period in 2005. Total revenue per patient injury decreased 1.9% from the comparable period in 2005. This increase is a result of several factors including a shift in product mix within the Medical Products and Services lines as described below, rate adjustments in certain of our product lines, offset by a shift in the mix between brand and generic prescription fills and selected pricing concessions.

The State of New York enacted revisions to the pharmacy and durable goods workers’ compensation fee schedules, effective July 11, 2007, which significantly reduced the maximum allowable reimbursements for pharmacy and ancillary workers’ compensation services in New York. There has been an adverse financial impact to our operating results and cash flow over the short term.

Total margins increased 1.1% for the year ended December 31, 2007 versus 2006. In our Pharmaceutical Services line, margins increased 1.3% to 17.0% for the year ended December 31, 2007 versus 2006. Margins also increased 0.7% for the year ended December 31, 2007 versus 2006 in our Medical Products and Services line. This increase is in response to the planned reduction in specific products that are typically higher revenue, lower quantity and lower margin.

Total margins increased 1.4% for the year ended December 31, 2006 versus 2005. In our Pharmaceutical Services line, margins increased 1.4% to 15.7% for the year ended December 31, 2006 versus 2005. Margins also increased 1.6% for the year ended December 31, 2006 versus 2005 in our Medical Products and Services line. The shift in mix from brand to generic positively impacted our PBM line as generic drugs are higher margin products. The results of the reduction of certain lower margin products, along with select rate adjustments yielded a 4.1% increase in Medical Services gross margin in the year ended December 31, 2006 versus the same period in 2005.

Pharmaceutical Services Revenue

	For the Year Ended December 31,
(in thousands)	2007	2006	2005
Pharmacy Benefit Management Services	$157,151	$163,426	$146,098
Mail Order Services	8,919	11,005	13,865

Total Net Revenue	$166,070	$174,431	$159,963

The decrease in Pharmacy Benefit Management Services revenue of 4.8% for the year ended December 31, 2007, as compared to the same period in 2006, is due primarily to the loss of the Liberty Mutual PBM Agreement in early June of 2007, partially offset by new customers and the impact of AWP net price increases. Excluding Liberty Mutual, pharmacy billings for the year ended December 31, 2007 increased by 12.7%, as compared to the same period in 2006. Based on an analysis performed by the Company regarding total spending for workers compensation claims outside of the acute care setting of several of its larger customers, the overall decline is also partially attributable to the decline in customer claims volume, which is partially offset by the increase in the Company’s share of these claims. The increase in PBM services revenue for the year ended December 31, 2006 versus 2005 is due primarily to the acquisition of business from new customers and increases in number of individual patients served. The decline in Mail Order Services (“MO”) revenue of 19.0% in 2007 and 26.5% in 2006 was due primarily to (a) attrition of long-term mail order patients who have been in the mail order program since the inception of our retail pharmaceutical services program, (b) improved screening practices designed to identify mail order candidates versus the historic method of using mail order as the default when adding new patients, and (c) implementation of our retail pharmacy card program. All of these factors combined have resulted in less mail order conversion opportunities despite the economic benefit to the customer.

Total prescription fills decreased by 10%, for the year ended December 31, 2007 as compared to the same period in 2006 due to loss of the Liberty Mutual PBM Agreement in early June, partially offset by prescription fill increases for other customers. Excluding Liberty Mutual, prescription fills for the year ended December 31, 2007 increased by 3.5%, as compared to the same period in 2006.

The decrease in revenue reflects a decline related to prescription fills of $17.4 million (without the impact of the Liberty Mutual PBM Agreement revenue would be up 5%), and a shift in mix from brand to generic of $3.0 million, partially offset by the impact of favorable pricing of $12.0 million. Total prescription fills increased by 9.2% for the year ended December 31, 2006 versus 2005 due to new customer additions, especially customers added during the second half of 2005 whose business was fully ramped up in 2006.

The shift to generic fills is due primarily to industry-wide carrier initiatives that specify a generic fill if available. Generic prescription fills as a percent of total fills was 67.7%, for the year ended December 31, 2007 versus 66.4% during the same period in 2006 and 63.9% for 2005.

Medical Products and Services

	For the Year Ended December 31,
(in thousands)	2007	2006	2005
Medical Products	$87,113	$92,200	$91,744
Medical Services	59,837	58,259	49,904

Total Net Revenue	$146,950	$150,459	$141,648

During the year ended December 31, 2007, total orders for Medical Products and Services decreased by approximately 11.1%, while billings per order increased by 9.3%, versus the same period in 2006. Revenue for the year ended December 31, 2007 reflects the impact of lower product orders, and a decline in revenue from a non-contracted customer due to its vendor consolidation initiative, offset by an increase in average billings per order achieved as a result of business process improvement for our more service intensive, higher billing value product lines. Excluding the impact of this lost customer, orders for MPS decreased.

During the year ended December 31, 2006, total orders for Medical Products and Services increased by approximately 3.9% versus the same period in 2005. As a result of a planned reduction of certain products, there was a shift in the product mix and an increase in orders for product lines with moderate revenue but higher margins, e.g. Electro-therapy products, IV therapy, pain pumps and transportation. The increases are primarily a result of an increased focus on referral volume and business process order fulfillment improvements for our more service intensive and higher dollar volume product lines.

Cost of Revenue

	For the Year Ended December 31,
(in thousands)	2007	2006	2005
Pharmaceutical Services	$137,831	$146,993	$137,108
Medical Products and Services	110,125	113,786	109,358

Total Cost of Revenue	$247,956	$260,779	$246,466

Total cost of revenue, as a percentage of revenue, was 79.3%, 80.3%, and 81.7% for the years ended December 31, 2007, 2006, and 2005 respectively, an average decrease of 1.2%. This decrease as a percentage of revenue is due to (a) favorable vendor pricing actions, (b) more favorable product mix towards higher margin products and services, and (c) savings achieved from productivity gains of internal operating costs, primarily CSR related expenses.

Pharmaceutical Services cost of revenue decreases are a result of decreases in the total number of prescription fills for the year ended December 31, 2007 versus 2006, primarily attributable to the loss of the Liberty Mutual PBM Agreement in early June, 2007. This decrease is offset by an increase in the average cost per fill for branded drugs which increased approximately 8.82% per fill, for the year ended December 31, 2007 as compared to the same period in 2006. Generic cost per fill, however, decreased 5.54%, for the year ended December 31, 2007 as compared to the same period in 2006.

In 2006, Pharmaceutical Services cost of revenue increases are a result of increases in the total number of prescription fills for the year ended December 31, 2006 versus 2005 and an increase in AWP for branded and generic drugs which increased 9.1% and 3.2%, respectively, per fill, for the year ended December 31, 2006 versus 2005. The effect of increased AWP was mitigated by pricing concessions from our PBM vendor and a shift from branded to less expensive generic pharmaceuticals. Our cost for branded fills increased 7.7% while our generic cost per fill decreased 8.5% for the year ended December 31, 2006 versus 2005. As a result, Pharmaceutical Services gross margin percentage improved 1.4% to 15.7% for the year ended December 31, 2006 versus 14.3% for the comparable period in 2005.

Medical Products and Services cost of revenue decreases are primarily a result of product mix shifts, as discussed in Medical Products and Services Revenue above. Medical Products and Services gross margin increased 0.7% to 25.0% for the year ended December 31, 2007 compared to 24.3% for the same period in 2006. Medical Products and Services gross margin increased 1.5% to

24.3% for the year ended December 31, 2006 versus 22.8% for the same period in 2005. These improvements in gross margin resulted primarily from our efforts to increase margins through various cost improvement initiatives, such as the de-emphasis of certain product lines, pricing actions and product mix shifts.

Expenses

	For the Year Ended December 31,
(in thousands)	2007	2006	2005
Operating Expenses	$45,655	$44,741	$38,910
Transaction Expense	—	—	24,697
Adjustment to Allowance	—	—	18,527
Adjustment to Sales Tax Liability	—	—	3,047
Impairment of Goodwill and other intangibles	48,516	—	—
Depreciation and Amortization	11,909	11,990	8,273
Loss on Disposal of Fixed Assets	15	—	—
Litigation Settlement	(12,363)	—	—

Expenses	$93,732	$56,731	$93,454

Operating Expenses. Total operating expenses of $45.7 million including 24.6 million of compensation and benefit related expenses, increased $0.9 million for the year ended December 31, 2007, driven primarily by personnel expenses increasing approximately $0.5 million versus 2006, and all other expenses increased approximately $0.5 million versus the same period in 2006. Total operating expenses increased $5.8 million for the year ended December 31, 2006, with total personnel expenses declining approximately $0.4 million versus 2005, overhead expenses declined approximately $0.1 million versus 2005 and all other expenses increased approximately $6.3 million versus 2005 driven mainly by bad debt, sales tax, and consulting fees.

The $0.5 million increase in personnel costs for 2007 over the prior year includes costs for non-cash stock compensation expense, which remained at $1.2 million for the years ended 2006 and 2007. In 2006, the decrease in personnel costs from 2005 was due to the $3.3 million decrease in stock compensation expense, which was offset by $0.8 million of increases related to salaries/wages, health insurance and severance, $1.4 million of temporary IT consultation and $1.2 million of temporary staffing. Stock compensation expense was $4.5 million in 2005 related to the initial adoption of SFAS 123R. We also incurred $1.5 million of increases related to salaries/wages, of which $0.7 million related to IT personnel costs related to non capitalizable projects in 2006. This was offset by a decrease in insurance and benefits of $0.4 million due to a decrease in average full time employees from 2006.

The $0.5 million increase in other operating expenses for the year ended December 31, 2007 includes $0.6 million of costs associated with relocating to a new leased office facility in September 2007; such costs include a $0.3 million expense for lease termination costs associated with the facility that was vacated by the Company. Such amount is expected to be paid out during the next six months. Bad debt expense remained flat for the year ended December 31, 2007 when compared to the same period in the prior year.

For the year ended December 31, 2006 net bad debt expense increased $2.1 million to $7.6 million versus 2005. This increase is due primarily to the change in the estimation factor for anticipated future losses from 0.85% for the first quarter of 2005 and 1.4% in the second quarter of 2005 to 2.5% of net sales for the third quarter of 2005 through the year ended December 31, 2006 as well as increase in revenues year over year. The estimation factor increased as a result of an analysis performed during the third quarter of 2005 that indicated the estimation factor being used should be increased to address the current collection risk of the Company’s portfolio of receivables. We continue to review this estimation factor on a quarterly basis. As a result, we released a total of $0.5 million from the bad debt reserve in the third and fourth quarters of fiscal 2006 as detailed in Note 2 to Financial Statements, “Summary of Significant Accounting Policies—Allowance for Doubtful Accounts” (roll forward schedule). Other increases to operating expenses for the year ended December 31, 2006 versus 2005 include $3.1 million of professional and consulting fees related to increased bank fees, SEC filings, Sarbanes Oxley consulting and various business process consulting projects. Other operating expense increases also include $1.1 million of sales tax expense for the year ended December 31, 2006 versus 2005. The increase in sales tax expense in fiscal year 2006 relates to the accrual and payment of sales tax expense on sales of certain products. This practice was initiated in the third quarter of fiscal year 2005 as a result of inquiries we were receiving from several states as discussed below in Adjustment to Sales Tax Liability.

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

Adjustment to Allowance. Adjustment to allowance for doubtful accounts of $18.5 million for the year ended December, 31 2005 is more completely described in Note 17 to the Financial Statements.

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

Impairment of Goodwill and Other Intangibles. For the year ended December 31, 2007, $40.1 million was charged to expense for the impairment of goodwill and $8.4 million was charged for the impairment of trademarks. See Footnote No. 5 of the Notes to the Consolidated Financial Statements for further discussion of impairment testing.

Depreciation and Amortization. For the year ended December 31, 2007, depreciation remained flat when compared to the same period of the prior year. For the year ended December 31, 2006, depreciation and amortization increased $2.9 million to $12 million versus the same period in 2005. The increase is a result of a full year’s amortization of intangible assets resulting from the Acquisition consummated on March 31, 2005, capitalizable projects started in late 2005 and completed in 2006 and other fixed asset additions.

Loss on Disposal of Fixed Assets. In conjunction with the termination of the former lease in 2007 related to the move to the new facility, certain asset were sold or otherwise disposed of. As a result of the disposals, a $15 thousand loss on disposals was realized in 2007.

Litigation Settlement. In conjunction with the sale of the Company in March 2005, an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the parent delivered to the stockholder representative for the sellers of the Company an indemnification claim against the escrow balance. A $12.4 million settlement was reached on May 30, 2007 by and between the Company and the sellers as part of a settlement agreement that included a cash settlement to the Company paid out from the escrow account of $9.0 million and forfeiture of $3.4 million of unpaid tax benefits. Consistent with applicable accounting standards and SEC guidance, this transaction has been accounted for as an adjustment to results of operations.

Operating Income. For the year ended December 31, 2007, operating income decreased $37.0 million versus the same period in 2006, primarily due to the goodwill and other intangible write-off, which was partially offset by the litigation settlement discussed previously. For the year ended December 31, 2006, operating income increased $46.5 million versus the same period in 2005, primarily due to transaction expenses of $24.7 million, the adjustments for allowance for doubtful accounts of $18.5 million and sales tax liabilities of $3.0 million recorded in fiscal 2005.

Interest Expense. Interest expense increased by $0.5 million for the year ended December 31, 2007 versus the same period in 2006. The increase in interest expense is a result of an increase in the average outstanding interest bearing debt. For the year ended December 31, 2006, interest expense increased by $0.6 million versus the same period in 2005. The increase in interest expense is a result of an increase in the average monthly 3-Month LIBOR rate of approximately 1.6% versus the same period in 2005. The interest rate increase was offset by reductions in interest expense in 2006 for certain items that occurred in 2005, such as the write-off of capitalized debt issuance costs incurred as a result of a refinancing under the Company’s Senior Secured Notes and Senior Secured Revolving Credit Facility associated with the permanent financing for the Acquisition.

Income Tax Benefit. For the year ended December 31, 2007, the income tax benefit increased $3.6 million from the same period in 2006. The litigation settlement mentioned above, was a non-taxable event, therefore not affecting taxable income. For the year ended December 31, 2006, the income tax benefit decreased $18.6 million from the same period in 2005. The December 31, 2005 income tax benefit of $23.7 million was the result of a loss before income taxes arising from the costs associated with the Acquisition. The 17.4% effective tax rate for the year ended December 31, 2007 reflects a 20.1% decrease from the 2006 rate of 37.5% due to the non-taxable litigation settlement along with the goodwill impairment charge. The 37.5% effective rate for the year ended December 31, 2006 reflects a 0.7% decrease from the effective tax rate for the nine month period ended December 31, 2005 of 38.2% primarily due to the effect of non-deductible items for tax purposes. We currently expect to be able to utilize the tax benefit through the reversal of deferred tax liabilities in future periods.

Liquidity and Capital Resources

Operating activities provided $5.7 million, $7.3 million, and used $19.2 million of cash flow for the years ended December 31, 2007, 2006 and 2005, respectively. Operating cash flow for 2007 includes the impact of the litigation settlement. Excluding the impact of this settlement, cash provided by operating activities for the year ended December 31, 2007 was approximately $10.6 million lower than the same period in 2006. The year-to-year decline in operating cash flow activities is primarily the result the loss of cash collections from the Liberty Mutual PBM Agreement combined with the decrease in accounts payable of $9.5 million. The $9.0 million in cash received from the litigation settlement was used to fund payments to vendors and repay outstanding borrowings under the revolving credit facility of $3.5 million. The increase in cash from the litigation settlement was offset by the loss of cash receipts from the Liberty Mutual PBM contract, which terminated in June 2007. Day’s sales outstanding was 68 days for the year ended December 31, 2007 compared to 71 days in 2006 and 68 days in 2005.

The increase in operating cash flow activities for the year ended December 31, 2006 from the prior year was due primarily to a) transaction expenses incurred in connection with the Acquisition in 2005 of $24.7 million, b) decrease in the provision for deferred income tax of $12.4 million for the year ended December 31, 2006 versus 2005, and c) the collection of $7.2 million of income tax receivables in 2006. These provisions were offset by increases in accounts receivable of $14.6 million for the year ended December 31, 2006 versus $12.6 million for the comparable period in 2005.

Investing activities used cash of $4.5 million, $12.8 million, and $303.5 million for the years ended December 31, 2007, 2006 and 2005 respectively. Cash used for investing activities in 2007 was exclusively related to capital expenditures of $4.6 million.

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

Financing activities for the year ended December 31, 2007 used $1.5 million compared to $3.3 million provided in 2006 and $329.8 million in 2005. We repaid $3.5 million on our revolving credit line, which was drawn in 2006, using the proceeds from the litigation settlement discussed previously. We also borrowed an additional $2.0 million on our revolving credit line to use fund our necessary working capital requirements.

We believe that, based on current levels of operations and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under our senior secured revolving credit facility, will be sufficient to fund operations, anticipated capital expenditures and required payments on our debt for at least the next 12 months. In connection with our borrowings, we made interest payments totaling $21.2 million for the year ended December 31, 2007. Our available sources of liquidity are dependent upon future operating performance, which, in turn, is subject to factors beyond our control, including the conditions of the workers’ compensation industry. The Company cannot assure that its business will generate cash from operations, or that it will be able to obtain financing from other sources, sufficient to satisfy its debt service or other requirements.

As of December 31, 2007, the Company was compliant with all debt covenants.

Subsequent Event

The following statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated or projected. The estimates and ranges provided are for informational purposes, however, Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made. See page 3 for “Cautionary Statements – Forward Looking Statements”

As reported on the Company’s Current Reports on Form 8-K dated on February 1, 2008 and March 28, 2008, on January 28, 2008, the Company acquired 100% of the outstanding membership interests of ZoneCare USA of Delray, LLC, a Florida limited liability company (“ZoneCare”), and Speedy Re-employment, LLC, a Florida limited liability company (“Speedy”), and substantially all of the assets of SelectMRI, LLC, a Florida limited liability company (“Select MRI” and together with ZoneCare and Speedy, the “Acquisition Entities”) for $25,000,000, $7,000,000, and $500,000, respectively, paid in cash subject to escrows and holdbacks. In connection with the purchase of the assets of SelectMRI, the Company formed a wholly-owned subsidiary, SelectMRI Acquisition, LLC, a Delaware limited liability company (“Select Acquisition”), which actually acquired the assets of SelectMRI.

In connection with these acquisitions the Company restructured its debt agreements to account for the acquisitions. On January 18, 2008, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement dated as of March 31, 2005 among the Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, as amended by Amendment No. 1 to the Credit Agreement dated as of May 12, 2005, Amendment No. 2 to the Credit Agreement dated as of December 9, 2005 and Amendment No. 3 to the Credit Agreement dated as of December 14, 2006. See footnote 6 of the Notes to the Consolidated Financial Statements for other requirements under the Credit Agreement.

In Amendment No. 4, the Company, the Administrative Agent and the Lenders agreed to amend the Credit Agreement in certain respects, including, but not limited to, the items set forth below:

•

Pro Forma Calculations. a new section regarding pro forma calculations was added which provides that for the purposes of calculating the consolidated fixed charge coverage ratio and the first lien leverage ratio, investments made by the Company or any of its subsidiaries during the applicable measurement period shall be calculated on a pro forma basis assuming that all such investments (and the change in consolidated EBITDA resulting therefrom and any indebtedness incurred in connection therewith) had occurred on the first day of the applicable measurement period. Additionally, consolidated EBITDA of the Company in respect of the fiscal quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 shall be increased by $1.4 million, $1.1 million and $1.2 million, respectively, in order to give pro forma effect to the acquisition of all of the membership interests in Speedy Re-Employment, LLC, and ZoneCare USA of Delray, LLC (together with its subsidiary ZoneCareUSA DME, LLC) and, through SelectMRI Acquisition, LLC, substantially all of the assets of SelectMRI, LLC.

•

Restricted Transactions. Any investments financed solely with investment equity contribution proceeds and any transactions falling within clause (e) of the definition of restricted transaction shall be excluded from the covenant restricting restricted transactions.

•

Consolidated Fixed Charge Coverage Ratio. The minimum consolidated fixed charge coverage ratios required to be maintained by the Company under the Credit Agreement beginning during the fiscal quarter period ending on March 31, 2008 and thereafter have been reduced to a range of 0.80:1.00 to 1.25:1.00.

•	Capital Expenditures. The Company’s annual limits on capital expenditures were amended to allow a range of $5 million to $5.8 million for the remainder of the term of the Credit Agreement.

•

Definitions. In connection with the amendments described above, Amendment No. 4 amended the definition of “Subsidiary,” “Suspension Consolidated Fixed Charge Coverage Ratio” and “Transaction Conditions,” and added “Investment Equity Contribution Proceeds” as a new defined term to the Credit Agreement.

As reported on the Company’s Current Reports on Form 8-K dated February 8, 2008, and March 28, 2008, on February 5, 2008 the Company, the Parent, each of ZoneCare, ZoneCareUSA DME, LLC, a Florida limited liability company, Speedy, and SelectMRI (the “Subsidiaries”), and U.S. Bank National Association (the “Trustee”) entered Supplemental Indentures (the “Supplemental Indentures”), pursuant to which the Subsidiaries were added as new subsidiaries of the Company under the Indenture (the “Indenture”), dated as of June 21, 2005, between the Company and the Trustee. The Company issued its Senior Secured Floating Rate Notes due 2011 (the “Notes”) under the Indenture. The Supplemental Indentures provide that the Subsidiaries will guarantee all of the obligations of the Company under the Notes and the Indenture, subject to the terms of the Supplemental Indentures. In connection with the Supplemental Indentures, the Subsidiaries entered into Second Lien Security Agreement Supplements on February 5, 2008 (the “Second Lien Security Supplements”) pursuant to which the Subsidiaries joined as parties to the Second Lien Security Agreements among the Company and the Parent, addressed to Trustee, as indenture trustee and collateral agent for the benefit of Trustee and the holders from time to time of the certain second lien notes as defined in such agreement.

On February 5, 2008, the Subsidiaries entered into Security Agreement Supplements (the “Security Agreement Supplements”) with Bank of America, N.A. (the “Administrative Agent”), as administrative agent under the Revolving Credit Agreement (the “Revolving Credit Agreement”), dated as of March 31, 2005, among the Company, the lenders party thereto and the Administrative Agent. Pursuant to the Security Agreement Supplements, the Subsidiaries pledged certain assets as security for the Company’s obligations under the Revolving Credit Agreement and the related loan documents and also agreed to be bound as “Grantors” by all of the terms and provisions of the Security Agreement, dated as of March 31, 2005 and executed in connection with the Revolving Credit Agreement, to the same extent as each of the other Grantors. The Subsidiaries also entered Subsidiary Guaranty Supplements (the “Subsidiary Guaranty Supplements”), dated as of February 5, 2008, with the Administrative Agent, pursuant to which the Subsidiaries agreed to be bound as “Guarantors” by all of the terms and conditions of the Subsidiary Guaranty, dated as of March 31, 2005 and executed in connection with the Revolving Credit Agreement, to the same extent as each of the other Guarantors.

Contractual Obligations

The following table represents our contractual commitments specified below as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations(1)	$—	$—	$—	$167,745	$—	$—	$167,745
Interest on fixed rate debt	5,953	5,953	5,953	5,953	5,953	2,977	32,732
Consulting fees to parent	500	500	500	500	500	—	2,500
Non-cancelable contracts	36	36	36	—	—	—	108
Operating lease obligations	1,258	1,706	1,786	1,868	1,943	5,195	13,756

Total	$7,747	$8,195	$8,275	$176,066	$8,396	$8,162	$216,841

(1)	Represents the outstanding balance of the senior secured revolving credit facility ($18.6 million) and the principal amount of the Senior Secured Floating Rate Notes.

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

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for potential product returns and estimated billing errors. Management analyzes sales allowances quarterly using historical data adjusted for significant changes in volume and business conditions, as well as specific identification of significant returns or billing errors. Estimated provisions for sales allowances are recorded, if necessary, in the period the sale is recorded as a reduction to revenue. As of December 31, 2007 and 2006, the reserve for sales allowance was approximately $0.7 million and $0.5 million, respectively, and is included in the allowance for doubtful accounts balance.

Unbilled accounts receivable represents those transactions for which services have been performed but for which the Company is awaiting final cost information from its service provider, the exact amount of which are uncertain. Each month, the Company estimates this portion of earned but unbilled revenue and the corresponding receivable and cost of good sold, based on historical trends and estimation methodologies. These estimates are adjusted in subsequent periods when information becomes available from the service providers. Historically, these estimates have reasonably approximated the level of revenue actually billed to payors in the relevant period. As of December 31, 2007 and 2006, unbilled receivables were approximately 33.7% and 21.9%, respectively, of total accounts receivable. The increase in 2007 over 2006 is due to a lag associated with the new outsourcing process implemented in late 2007.

The Company generally does not charge additional amounts to customers for shipping and handling costs as any such costs are included in the sales price. The Company includes all of its costs of shipping and handling in operating expenses (approximately $0.6 million for the years ended December 31, 2007 and 2006, and $0.9 million for the year ended December 31, 2005, respectively).

Estimating Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, and a general allowance for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for doubtful accounts and are based on historical collection experience, current economic trends, credit-worthiness of customers, changes in customer payment patterns, and percentages applied to the accounts receivable aging categories. The percentage of each aging category that is reserved is determined by analyzing historical write-offs and current trends in the credit quality of the customer base.

Estimating Useful Lives of Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the following estimated useful lives.

Estimated Useful Life
Furniture and office equipment	5 years
Computer hardware and software	3 years

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

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires goodwill and indefinite-lived intangible assets to be tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually as of October 31st. In accordance with SFAS 142, management concluded there is a single reporting unit. Management, based on the opinion of a third party valuation specialist, took an expense charge for an impairment of goodwill amounting to $40.1 million and an impairment of the trademarks amounting to $8.4 million were identified and expensed for the year ended December 31, 2007. The third party specialist used a combination of discounted cash flows and market value approaches to develop the fair values of the intangible assets.

The key factors that lead to the impairment in the fourth quarter of 2007, were the increase in discount rates used to discount expected future cash flows, and recent softening of the ancillary business, which caused management to revise its future projections of ancillary results in the short term from the latest projections used in the analysis performed during the first quarter of 2007. One non-contracted ancillary customer was lost subsequent to the first quarter analysis as well as some temporary declines from ancillary business received from other customers.

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

In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. Management must make assumptions regarding estimated future cash flows, revenues, earnings, and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the accompanying statements of operations, and would result in reduced carrying amounts of the related assets in the accompanying balance sheets. With the exception of the goodwill impairment of the intangible assets discussed above, management does not believe there were any circumstances which indicated that the carrying value of any other asset may not be recoverable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the significant amount of indebtedness that we have incurred in connection with the Transactions, we are exposed to interest rate risk. Pursuant to the terms of our senior secured revolving credit facility, we are required to enter into interest rate swap contracts such that at least 50% of all of our and our parent’s indebtedness is subject to fixed interest rate protection. Based on our current hedging positions, under which we have secured a fixed rate for over 50% of our indebtedness outstanding at December 31, 2007, a 1% increase in interest rates would result in an increase in interest expense of $0.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

MSC – Medical Services Company

We have audited the accompanying consolidated balance sheets of MSC – Medical Services Company (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, the period April 1, 2005 to December 31, 2005 (Successor), and the period January 1, 2005 to March 31, 2005 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSC – Medical Services Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, the period April 1, 2005 to December 31, 2005 (Successor), and the period January 1, 2005 to March 31, 2005 (Predecessor) in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payments in 2006.

/s/ Ernst & Young LLP

Jacksonville, FL
March 26, 2008

MSC-Medical Services Company

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollars in thousands, except share data)

	2007	2006
Assets
Current assets:
Cash	$5,750	$6,101
Accounts receivable, less allowance of $19,553 and $18,795 in 2007 and 2006	57,858	63,537
Income tax receivable	398	—
Other current assets	734	1,254
Current deferred income taxes	7,642	7,965

Total current assets	72,382	78,857
Property and equipment, net of accumulated depreciation of $7,485 and $5,196 in 2007 and 2006	8,034	5,801
Intangible assets:
Goodwill	196,091	236,207
Trademarks	15,700	24,100
Vendor contracts, net	18,053	20,543
Customer relationships, net	63,509	69,688

Total intangible assets	293,353	350,538
Other assets:
Deferred debt issuance costs, net	3,820	4,959
Other	154	921

Total other assets	3,974	5,880

Total assets	$377,743	$441,076

See notes to financial statements.

MSC-Medical Services Company

Consolidated Balance Sheets—Continued

December 31, 2007 and 2006

(Dollars in thousands, except share data)

	2007	2006
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$18,620	$20,120
Accounts payable	6,328	11,874
Accrued expenses	39,205	42,369
Due to former owners	—	3,366
Deferred revenue	373	185
Income taxes payable	—	48

Total current liabilities	64,526	77,962
Non-current liabilities:
Long-term debt, less current portion	149,145	148,895
Other liabilities	797	—
Deferred income taxes	20,865	30,544

Total non-current liabilities	170,807	179,439

Total liabilities	235,333	257,401

Stockholders’ equity:
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding
Additional paid-in capital	216,090	214,643
Accumulated other comprehensive (loss) income	(778)	561
Retained deficit	(72,902)	(31,529)

Total stockholders’ equity	142,410	183,675

Total liabilities and stockholders’ equity	$377,743	$441,076

See notes to financial statements.

MSC-Medical Services Company

Consolidated Statements of Operations

(Dollars in thousands, except share data)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Post-Acquisition and Nine Months Ended December 31,	Three Months Ended March 31,
	2007	2006	2005	2005
Net Revenue:
Pharmaceutical	$166,070	$174,431	$122,685	$37,278
Medical Products	87,113	92,200	67,563	24,181
Medical Services	59,837	58,259	36,303	13,601

Total Net Revenue	313,020	324,890	226,551	75,060
Cost of Revenue:
Pharmaceutical	137,831	146,993	105,502	31,606
Medical Products	64,826	70,143	51,272	18,724
Medical Services	45,299	43,643	28,637	10,725

Total Cost of Revenue	247,956	260,779	185,411	61,055

Gross profit	65,064	64,111	41,140	14,005
Operating expenses	45,655	44,741	27,204	11,706
Impairment of goodwill and other intangibles	48,516	—	—	—
Transaction expenses	—	—	—	24,697
Adjustment for accounts receivable	—	—	18,527	—
Adjustment for state sales tax	—	—	3,047	—
Depreciation and amortization	11,909	11,990	8,273	785
Net loss on disposal of fixed assets	15	—	—	—
Litigation settlement	(12,363)	—	—	—

Total Expenses	93,732	56,731	57,051	37,188

Operating income (loss)	(28,668)	7,380	(15,911)	(23,183)
Interest expense (net)	21,400	20,945	21,374	969
Loss before income tax benefit	(50,068)	(13,565)	(37,285)	(24,152)
Income tax benefit	(8,695)	(5,093)	(14,228)	(9,466)

Net loss	$(41,373)	$(8,472)	$(23,057)	$(14,686)

See notes to financial statements.

MSC-Medical Services Company

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Warrants to Acquire Common Stock	Retained Deficit	Accumulated other comprehensive income/(loss)	Total
(Predecessor)
Balance at December 31, 2004	10,000,000	$100	$7,983	175	$14,265	—	$22,523
Net loss for the three months ended March 31, 2005	—	—	—	—	(14,686)	—	(14,686)
Stock-based compensation	—	—	4,266	—	—	—	4,266

Balance at March 31, 2005	10,000,000	$100	$12,249	175	$(421)	$—	$12,103

(Successor)
Balance at April 1, 2005	100	$—	$—	—	$—	$—	$—
Carryover basis	—	—	3,277	—	—	—	3,277
Parent equity investment	—	—	181,375	—	—	—	181,375
Parent contribution	—	—	28,873	—	—	—	28,873
Net loss for the nine months ended December 31, 2005 (Successor)	—	—	—	—	(23,057)	—	(23,057)
Unrealized gain on derivatives (net of taxes of $221)	—	—	—	—	—	353	353

						$353	$(22,704)

Balance at December 31, 2005	100	$—	$213,525	—	$(23,057)	$353	$190,821

Net loss for the year ended December 31, 2006	—	—	—	—	(8,472)	—	(8,472)
Unrealized gain on derivatives (net of taxes of $131)	—	—	—	—	—	208	208

						$208	$(8,264)

Stock-based compensation	—	—	1,118	—	—	—	1,118

Balance at December 31, 2006	100	$—	$214,643	—	$(31,529)	$561	$183,675

Net loss for the year ended December 31, 2007	—	—	—	—	(41,373)	—	(41,373)
Unrealized loss on derivatives (net of taxes of $473)	—	—	—	—	—	(1,339)	(1,339)

						$(1,339)	$(42,712)

Stock-based compensation	—	—	1,207	—	—	—	1,207
Stock issued for services	—	—	240	—	—	—	240

Balance at December 31, 2007	100	$—	$216,090	—	$(72,902)	$(778)	$142,410

See notes to financial statements.

MSC-Medical Services Company

Consolidated Statements of Cash Flows

(Dollars in thousands)

		Successor		Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Post-Acquisition and Nine Months Ended December 31, 2005	Three Months Ended March 31, 2005
Operating activities
Net loss	$(41,373)	$(8,472)	$(23,057)	$(14,686)
Adjustments to reconcile net loss to net cash provided by (used in) operating:
Depreciation	3,241	3,322	1,782	544
Impairment of goodwill and other intangible assets	48,516	—	—	—
Amortization of intangibles	8,668	8,668	6,502	241
Amortization of debt issuance costs and debt discount	1,326	1,337	7,436	183
Provision for deferred income taxes	(9,168)	(5,098)	(5,208)	(12,313)
Provision for bad debts	7,466	7,576	4,853	637
Adjustment for accounts receivables	—	—	18,527	—
Adjustment for state sales tax	—	—	3,047	—
Stock-based compensation	1,207	1,118	—	4,266
Non-cash gain on litigation settlement	(3,366)	—	—	—
Other	(41)	—	—	—
Parent contribution for consulting expense	240	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,787)	(14,625)	(8,384)	(4,264)
Other current assets	521	(397)	849	262
Other non-current assets	(146)	(112)
Accounts payable accrued expenses & other	(9,542)	7,312	8,071	(1,471)
Transaction expenses	—	—	(24,697)	24,697
Deferred revenue	188	18	(70)	42
Income taxes payable/receivable	(248)	6,660	(8,946)	1,945

Net cash provided by (used in) operating activities	5,662	7,307	(19,295)	83
Investing activities
Payments in connection with business acquisition	—	—	(296,257)	—
Purchases of property and equipment	(4,583)	(3,972)	(2,412)	(364)
Proceeds from disposal of property & equipment	70	—	—	—
Payment to former owners	—	(8,803)	—	(4,500)

Net cash used in investing activities	(4,513)	(12,775)	(298,669)	(4,864)

Financing activities
Proceeds from short-term debt	2,000	3,500	16,620	3,500
Repayment on short-term debt	(3,500)	—	(19,000)	—
Proceeds from long-term debt	—	—	323,500	—
Repayment on long-term debt	—	(231)	(192,000)	—
Debt issuance costs	—	—	(13,104)	—
Capital contribution from Parent company	—	—	210,248	—
Other	—	—	—	(9)

Net cash (used in) provided by financing activities	(1,500)	3,269	326,264	3,491

Net increase (decrease) in cash	(351)	(2,199)	8,300	(1,290)
Cash, beginning of period	6,101	8,300	—	1,290

Cash, end of period	$5,750	$6,101	$8,300	$0

Supplemental disclosure of cash flow information:
Income taxes paid	$255	$732	$1,265	$1,604

Interest paid	21,292	19,886	9,628	676

The Company financed the purchase of certain leasehold improvements of $1 million through the lessor of the leased property.

MSC – Medical Services Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of MSC. The Company reports its year-end financial position, results of operations, and cash flows on December 31st.

The consolidated balance sheet as of December 31, 2007 and the consolidated statement of operations and consolidated cash flows for the year ended December 31, 2006 is those of MSC (“Successor”) and subsidiaries. The statement of operations and cash flows for the post Acquisition activity since March 31, 2005 are that of MSC (“Successor”). The statement of operations and cash flows for the three months ended March 31, 2005, are those of MSC Acquisition, Inc. (“Predecessor”).

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash

Cash includes currency on hand and demand deposits with banks and other financial institutions.

Accounts Receivable

The Company invoices its customers with general payment terms of 30 – 60 days from invoice date as required in certain instances by state statutes governing the workers’ compensation industry. Credit is extended to the Company’s customers and collateral is not required.

Accounts receivable includes billed and estimated unbilled receivables and is comprised primarily of amounts due from third-party payors. The Company values its receivables at the net amount it expects to receive from the third-party payors. The Company collects a substantial portion of its receivables within 12 months; however, the collection period of some receivables ranges from 24 to 36 months and in some cases beyond.

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

Below is a roll forward of the allowance for doubtful accounts (in thousands):

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

		Additions
(in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts		Write-offs	Balance at End of Period (2)
Year Ended December 31, 2005
Allowance for doubtful accounts	$3,935	$24,017	$327		$(11,090)	$17,189
Year Ended December 31, 2006
Allowance for doubtful accounts	$17,189	$8,121	$(545	)(3)	$(6,478)	$18,287
Year Ended December 31, 2007
Allowance for doubtful accounts	$18,287	$8,107	$(589	)(3)	$(6,903)	$18,902

(1)	Represents the provision for doubtful accounts receivable.
(2)	This amount excludes the reserve for sales allowances of $0.7 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively.
(3)	Amount represents release of reserve to income during the year.

Bad debt expense, net for the year ended December 31, 2007, 2006 and 2005 was approximately $7.5 million, $7.6 million and $5.5 million, respectively. In addition, the Company recorded adjustments to the allowance for doubtful accounts of approximately $18.5 million for the year ended December 31, 2005 (See footnote 17 – Adjustment to Net Accounts Receivable Balance).

Excluding the $18.5 million charge in 2005, the increase from fiscal 2005 to 2006 is a result of a change in the factor utilized to estimate future bad debt-expense based on current period billings to 2.5% of net revenues for the year ended December 31, 2006 versus 0.85% for the first quarter of 2005 and 1.4% in the second quarter of 2005 and 2.5% for the last two quarters of 2005. The estimation factor increased as a result of an analysis performed during the third quarter of 2005 that indicated that the factor being used should be increased to address the collection risk of the Company’s portfolio of receivables. The Company has continued to use the 2.5% provisioning rate since the second half of 2005.

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

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

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company performed its annual impairment review of goodwill and trademarks as of the measurement date, October 31, for fiscal year 2007, which indicated a goodwill impairment of $40.1 million and trademark impairment of $8.4 million. See footnote No. 5 for balances and changes in goodwill and intangible assets.

The Company evaluates its long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recognized for the years ended December 31, 2007, 2006 and 2005 under SFAS No. 144.

Debt Issuance Costs

Costs incurred related to debt financings have been capitalized and are being amortized over the terms of the debt using the effective interest method. Amortization of deferred debt issuance costs is included in interest expense in the accompanying statement of operations.

Revenue Recognition

The Company recognizes revenue from product sales and services in the period that the service or rental activity occurs after obtaining a referral and authorization (either written or verbal) from the payor. Estimated provisions for sales allowances are recorded, if necessary, in the period the sale is recorded as a reduction to revenue. As of December 31, 2007 and 2006, the reserve for sales allowance was approximately $0.7 million and $0.5 million, respectively, and is included in the allowance for doubtful accounts balance.

Unbilled accounts receivable represents those transactions for which services have been performed but for which the Company is awaiting final cost information from its service provider. The Company estimates this portion of earned but unbilled revenue and the corresponding receivable monthly, based on historical trends and estimation methodologies. These estimates are adjusted in subsequent periods when information becomes available from the service providers. Historically, these estimates have reasonably

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

approximated the level of revenue actually billed to payors in the relevant period. As of December 31, 2007 and 2006, unbilled receivables were approximately 33.7% and 21.9%, respectively, of total accounts receivable.

The Company generally does not charge additional amounts to customers for shipping and handling costs as any such costs are included in the sales price. The Company includes all of its costs of shipping and handling in operating expenses (approximately $0.6 million for the years ended December 31, 2007 and 2006, and $0.9 million for 2005).

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

Medical Services—Company coordinates the scheduling of home health care services with patients and providers and offers, among other services, nursing care, I.V. therapy, physical therapy, and ambulatory and non-ambulatory transportation and translation services.

Cost of Revenue

The Company’s cost of revenue includes administrative costs associated with the outsourcing of pharmaceutical services, costs for services performed by vendors (including the cost of unbilled revenue), and customer service operations and product costs, including shipping and handling.

Derivatives

The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates. The Company does not enter into derivative financial instruments for trading purposes. The Company records changes in the fair value of derivatives to operations or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Sales Tax

The Company remits sales taxes to various taxing jurisdictions as a result of revenue earned from the sale of products and services to its customers. Sales tax liabilities are incurred primarily from the sale of the Company’s Medical Products. Specific sales tax rates applicable to the Company’s products and services vary by taxing jurisdiction and certain of the Company’s Medical Products are deemed to be tax exempt. The Company does not currently assess sales tax on billings to its customers. Expenses associated with amounts due to the various taxing jurisdictions are reflected on an on-going basis in the Consolidated Statement of Operations as a component of Operating Expenses.

Comprehensive Income

Comprehensive income represents all changes in equity resulting from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income (loss), such as the unrealized gain or loss on the interest rate swap (See footnote 12). For the years ended December 31, 2007, 2006, and 2005 other comprehensive income was ($1.3) million, $0.2 million, and $0.4 million respectively, net of the tax effect (at statutory rates) of ($0.5) million, $0.1 million, and $0.2 million respectively, and is reported on the Consolidated Statement of Changes in Stockholders’ Equity.

Stock Based Compensation

The Company had adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 allowed continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock options to employees. The Company applied the intrinsic-value recognition and measurement principles of APB Opinion No. 25 and related interpretations, under which approximately $4.3 million of compensation cost related to stock options was recognized for the year ended December 31, 2005.

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and subsequently, on May 2, 2007, the FASB also issued FASB Staff Position (“FSP”) No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. This Interpretation and FSP provide guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements, as well as provide accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of the FSP are effective upon the initial adoption of FIN 48. The Company adopted the provisions of these pronouncements effective January 1, 2007 as discussed in further detail in Note 10 of Notes to Consolidated Financial Statements in this report.

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

The carrying amounts of the Company’s financial instruments including cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying values of the short and long-term debt approximate fair value based upon market rates. The fair value of the interest rate swap was determined using an interest rate analysis as of December 31, 2007.

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2 Effective Date of FASB Statement No. 157 (FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact, if any, that adopting SFAS 157 will have on its operations and financial condition. The Company is currently evaluating the impact of adopting these interpretations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the pronouncement to have a material effect on our financial statements.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations, (“SFAS 141”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. The Company will adopt the provisions of this pronouncement effective as of January 1, 2009 since it is prospective only.

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

3. Business Combinations

The Acquisition described in Footnote 1. Description of Business was accounted for as a purchase by MCP-MSC Acquisition, Inc. in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and Emerging Issues Task Force (EITF) No. 88-16 “Basis in Leveraged buyout Transactions”. Accordingly the interest retained by certain members of management was recorded at carryover basis. The remainder of the investment in the assets acquired and liabilities assumed was recorded at estimated fair value based on a purchase price allocation. The final purchase price allocation and the estimated useful lives are based on the results of an independent appraisal. The Company estimates that approximately $9.3 million of goodwill will be deductible for income tax purposes.

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

Year Ended December 31, 2005
(in thousands)
Net revenue from product sales and services – as reported	$301,611
Net revenue from product sales and services – pro forma	$301,611
Net loss – as reported	$(37,743)
Net loss – pro forma	$(42,004)

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

The details of the Company’s property and equipment are as follows (in thousands):

	Estimated Useful Life		December 31,
			2007	2006
Leasehold improvements	(a	)	$1,557	$557
Furniture and office equipment	5 years		2,062	1,792
Computer hardware and software	3 years		11,900	8,648

			15,519	10,997
Less accumulated depreciation			7,485	5,196

Total			$8,034	$5,801

(a)	Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives.

Depreciation expense was approximately $3.2 million, $3.3 million, and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

5. Goodwill and Amortizable Intangible Assets

Goodwill totaled $196.1 million and $236.2 million as of December 31, 2007 and 2006, respectively, and represents the excess of the purchase price over the fair value of the tangible and intangible assets associated with the March 31, 2005 acquisition of 100% of the outstanding common stock of MSC Acquisition, Inc. In 2006 an adjusting entry was recorded to increase the deferred tax liability balance at the Acquisition date by $1.8 million with a corresponding increase to goodwill to exclude tax deductible goodwill from the tax basis of intangible assets.

Under SFAS No. 142, the Company performs its annual impairment testing of goodwill and non-amortizable intangibles as of the October 31, 2007 measurement date or as potential indications of impairment are identified. In 2007, the Company utilized a third party valuation specialist to assist in the analysis and they used a combination of the discounted cash flows and market value approaches to determine fair market value as discussed below. The Company’s impairment testing indicated that the carrying value of the reporting unit exceeded the fair value. The key factors that lead to the impairment in the fourth quarter of 2007, were the increase in the discount rate used to discount expected future cash flow, and recent softening of the ancillary business, which caused management to revise its future projections of ancillary results in the short term from the latest projections used in the analysis performed during the first quarter of 2007. One non-contracted ancillary customer was lost subsequent to the first quarter analysis as well as some temporary declines from ancillary business received from other customers.

The fair value was determined using a combination of a discounted cash flows approach and a market comparable transactions approach (“step 1”). Under SFAS 142, this scenario indicates that impairment exists and requires that a second step be performed in which the aggregate fair value of each of the Company’s assets, excluding goodwill, is compared to the fair value determined in

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

step 1 (“step 2”). The resulting difference is the new value of goodwill for the reporting unit. As a result of the testing, goodwill of $40.1 million was written off against operating income in 2007.

Changes in goodwill balances follow.

Goodwill resulting from acquisition by MCP
Balance, December 31, 2005	$234,423
Deferred income tax revision	1,784

Balance, December 31, 2006	236,207
Impairment of goodwill	(40,116)

Balance, December 31, 2007	$196,091

Identifiable intangible assets include trademarks of approximately $15.7 million as of December 31, 2007 and $24.9 million as of December 31, 2006. It has been determined that these trademarks will generate cash flows for an indefinite period of time and therefore, are not subject to amortization. As a result of the impairment testing under SFAS 142 as discussed previously, it was determined that trademarks had a carrying value which exceeded fair market value, as such an impairment in the amount of $8.4 million was recorded against operating income in 2007.

The details of the Company’s amortizable intangible assets are as follows (in thousands):

	Estimated Useful Life	December 31,
		2007	2006
Vendor contracts	10-15 years	$24,900	$24,900
Customer relationships	10-12 years	58,800	58,800
Carrier relationships	12 years	11,100	11,100
Pharmacy relationships	30 years	10,600	10,600

		105,400	105,400
Less accumulated amortization		23,838	15,170

Total		$81,562	$90,230

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Amortization expense of intangibles was approximately $8.7 million for the years ended December 31, 2007 and 2006 and $6.7 million for the year ended December 31, 2005.

The Company estimates amortization expense for these intangible assets will be as follows (in thousands):

Year ended December 31,
2008	$8,668
2009	8,668
2010	8,668
2011	8,668
2012	8,668
Thereafter	38,222

Total	$81,562

6. Debt Obligations

Short-Term Debt

The Company maintains an asset-based line of credit (“LOC”) which permits maximum borrowings of up to $40 million. The Revolver has a term of 6 years and will expire on March 31, 2011. Borrowings under the Revolver of $18.6 million at December 31, 2007 and $20.1 million at December 31, 2006 bear interest at an initial rate per annum equal to the applicable base rate plus 2.0% or the Eurodollar (LIBOR) rate plus 3.0%. As of December 31, 2007, the Company had the ability to borrow an additional $4.1 million under the LOC facility.

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

In Amendment No. 3, the Company, the Administrative Agent and the Lenders have agreed to amend the Credit Agreement in certain respects, including, but not limited to, the items set forth below (Refer to Footnote No. 20 for changes subsequent to December 31, 2007):

•

Consolidated Fixed Charge Coverage Ratio. The minimum consolidated fixed charge coverage ratios required to be maintained by the Company under the Credit Agreement during the four fiscal quarter periods commencing with the four fiscal quarter period ending December 31, 2006 through the four fiscal quarter period ending June 30, 2008 have been reduced to a range of 0.90:1.00 to 1.25:1.00.

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

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

Under its credit agreement, the Company is required to maintain a fixed rate on 50% of its funded debt for a period of three years. In order to achieve compliance with that requirement, in August 2005 the Company entered into an Interest Rate Swap (“Swap”) with JP Morgan Chase Bank, N.A., the Floating Amount Payer and MSC—Medical Services Company, the Fixed Rate Payer. Through this Swap, the Company has fixed the interest rate on $125.0 million of its funded debt through October 15, 2007, and $75.0 million of its funded debt from October 15, 2007 through October 15, 2009. There are eight 3-month maturity fixed rate swaps remaining at December 31, 2007, with the fixed interest rate ranging from 4.6% to 4.8% while the variable rate is based on the three month Eurodollar (LIBOR) rate.

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

The Company’s Swap’s qualify as perfectly effective cash flow hedges, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, there was no ineffective portion to the hedge recognized in earnings. The fair value of the interest rate swaps resulted in an unrealized (loss)/gain of ($0.8) million and $0.6 million net of tax recorded as accumulated other comprehensive income at December 31, 2007 and 2006, respectively. The interest rate swap reduced interest expense by $0.9 million $0.8 million for the years ended December 31, 2007 and 2006, respectively, and had no effect on interest expense for the year ended December 31, 2005.

Long-term debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2007	2006
Senior Secured Floating Rate Notes (net of unamortized discount of $855 and $1,105 at December 31, 2007 and 2006), interest only is payable quarterly at LIBOR plus 7.5% (12.6% and 12.9% at December 31, 2007 and 2006), principal is payable in full in a balloon payment on October 15, 2011	$149,145	$148,895
Less current portion	—	—

Long-term debt, less current portion	$149,145	$148,895

For the years ended December 31, 2007, 2006 and 2005, amortization of debt issuance costs was approximately $1.1 million, $1.3 million and $7.6 million, respectively.

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Effective December 4, 2006, MSC – Medical Services Company entered into a full service lease agreement with South Shore Group Partners, LLC for new corporate headquarters office space of approximately 100,000 square feet located at The Aetna Building, 841 Prudential Drive, Jacksonville, FL 32207. The lease has a 94 month term, which commenced in September 2007. The lease provides for an option to renew and extend the lease for two terms of five years each, commencing at the expiration of the initial term of the lease. MSC also has the option to contract 24,415 square feet of the space through calendar year 2008.

Future minimum rental payments under non-cancelable operating leases having terms in excess of one year are as follows at December 31, 2007 (in thousands):

Year ended December 31,
2008	$1,258
2009	1,706
2010	1,786
2011	1,868
2012	1,943
Thereafter	5,195

Total minimum payments	$13,756

Rent expense was approximately $1.6 million for the year ended December 31, 2007, and $1.0 million for the years ended December 31, 2006 and 2005, respectively. Included in the $1.6 million of rent expense in 2007 was the accrual of $0.4 million in lease termination costs pursuant to the terms of the Company’s prior lease, which are expected to be paid in 2008.

8. Contingent Purchase Price Payments and Settlement

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

In conjunction with the sale of the Company in March 2005 an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the Buyer of the Company, MCP-MSC Acquisition, Inc., delivered to the Stockholder Representative for the Sellers an indemnification claim against the escrow balance. A $12.4 million settlement was reached on May 30, 2007 by and between the Company and the sellers as part of a settlement agreement that included a cash settlement to the Company paid out from the escrow account of $9 million and forfeiture of $3.4 million of unpaid tax benefits due to the seller. Consistent with applicable accounting standards and SEC guidance, this transaction was accounted for as an adjustment to results of operations in fiscal 2007. The Company has no further contingencies associated with the purchase.

9. Retirement Benefits

The Company maintains a 401(k) retirement plan covering substantially all employees and matches 25% of employee contributions up to 4% of contributions or 1% of employee’s total salary. The Company expensed approximately $0.2 million related to its 401(k) plan for the year ended December 31, 2007 and $0.1 million for the years ended December 31, 2006 and 2005, respectively.

10. Income Taxes

The provision for income taxes is summarized as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Nine Months Ended December 31, 2005	Three Months Ended March 31, 2005
Current:
Federal	$—	$—	$—	$(7,100)
State	—	—	—	11

	—	—	—	(7,089)
Deferred:
Federal	(7,651)	(4,490)	(12,543)	(1,090)
State	(1,044)	(603)	(1,685)	(1,287)

	(8,695)	(5,093)	(14,228)	(2,377)

Total	$(8,695)	$(5,093)	$(14,228)	$(9,466)

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Income tax expense reconciled to the tax computed at statutory rates (in thousands):

	Years Ended December 31,
	2007	2006
Statutory federal rate	34.0%	34.0%
State income taxes	4.6%	4.6%
Litigation settlement	9.0%	0.0%
Goodwill impairment	(29.4)%	0.0%
Other	(0.6)%	(1.1)%

Effective tax rate	17.4%	37.5%

In 2007 the Company’s effective tax rate is lower than the Federal Statutory tax rate of 34% due primarily to the net effect of the litigation settlement and state taxes and the impairment of goodwill.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred income taxes assets are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Current	Non-current	Current	Non-current
Allowance for doubtful accounts	$7,291	$—	$7,503	$—
UNICAP	7	—	8	—
Accrued sales tax	469	—	940	—
AMT Credit	—	451	—	451
NOL	—	11,373	—	9,485
Charitable Contributions	—	22	—	10
Share-based payment	—	871	—	475
Depreciation	—	274	—	342
Other	—	473	—	—

Total deferred tax assets	$7,767	$13,464	$8,001	$10,763

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Components of the Company’s deferred income taxes liability are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Current	Non-current	Current	Non-current
Prepaid insurance & other	$(125)	$—	$(36)	$—
Acquired identifiable assets	—	(34,217)	—	(40,470)
Goodwill	—	(113)	—	(485)
Other	—	—	—	(352)

Total deferred tax liabilities	$(125)	$(34,329)	$(36)	$(41,307)

The Company has federal net operating losses of approximately $26.8 million available for carry forward that will expire in 18-20 years.

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2007, the Company adopted the provisions of FIN 48 and related guidance. As of January 1, 2007, the unrecognized tax benefit amount recorded was $0.2 million of which $0.1 million would affect income tax expense if recognized, which did not require adjustment as a result of the adoption of FIN 48. As of December 31, 2007 the unrecognized tax benefit amount recorded was $0.1 million of which $0.1 would affect income tax expense if recognized.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and as of December 31, 2007, the Company did not recognize interest or penalties associated with any unrecognized tax benefits in the statement of operations. The Company recognized a $0.1 gross decrease in unrecognized tax benefits as a result of tax payments in 2007. It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months.

Income tax expense for the year ended December 31, 2007 differed from our normal effective tax rate, due to the goodwill impairment, which was only partially deductible, and the litigation settlement gain recognized during the second quarter of 2007 which was not taxable. Excluding the impact of this non-taxable gain and impairment charge, the Company’s effective tax rate remained consistent with the prior year.

11. Stock Based Compensation

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

During 2005, the Parent adopted a stock compensation plan (the “Stock Option Plan”), under which options to acquire 37,186,044 shares of the Parent’s common stock may be granted. Stock options granted to two executives of the Company to acquire 3,821,271 shares of common stock were fully vested and had terms not exceeding 10 years. The remaining stock options granted had terms of 10 years and vest over time and in the event of a change of control.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

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

The impact of the equity-based compensation is reflected in cash flow from operations on the Statement of Cash Flows, except for any excess tax benefit which are recorded in financing activities.

Fair Value Disclosures — Prior to Adopting SFAS No. 123(R)

The following table illustrates the proforma impact on reported amounts after applying the fair value recognition provisions to share-based compensation expense in periods prior to the adoption of SFAS No. 123(R) (in thousands). This table only shows 2005 pro forma amounts since the Company adopted the fair value recognition provisions of SFAS 123(R) in the first quarter of 2006. Therefore, expenses were recognized in the Consolidated Statement of Operations for all unvested share-based compensation in 2006 and 2007. Share-based compensation expense in the amount of $0.7 million and $0.7 million was recorded for fiscal year ended 2007 and 2006, net of related tax benefit of $0.5 million and $0.4 million, respectively.

December 31, 2005
Net loss, as reported	$(37,743)
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2,636
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,172)

Pro forma net loss	$(38,279)

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Activity relative to the Parent’s common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Intrinsic Value ($ in 000’s)
Options outstanding at December 31, 2006	29,782,003	$1.34		$1,789

Options granted – time vesting	2,925,479	$1.50
Options granted – performance vesting	1,462,740	$1.50
Options forfeited	(4,141,612)	$(1.48)

Options outstanding at December 31, 2007	30,028,610	$1.35	7.75	$1,750

Exercisable at December 31, 2007	15,948,480	$1.18	7.64	$1,750

Two-thirds of options granted vest over a three-year period, with an exercise price ranging from $1.00 to $3.00. The remaining one-third vest only upon change in control and also have exercise prices ranging from $1.00 to $3.00. Any portion of the stock options not then vested shall immediately vest upon change of control. The 15.9 million vested shares at December 31, 2007 have exercise prices between $0.29 and $3.00.

The grant date fair value of options vested during the years ended December 31, 2007, 2006, and 2005, was $1.1 million, $1.7 million and $3.8 million, respectively.

The fair value of options granted during the years ended December 31, 2007 and 2006 was approximately $0.3 million and $0.6 million, respectively and is expected to be expensed over a period of 36 months. The intrinsic value of the options outstanding for fiscal years ended 2007 and 2006 was $1.8 million, as compared to $2.5 million for 2005, as detailed in the schedule above. The decrease in intrinsic value resulted from forfeitures during the years ended December 31, 2006 and 2007 and decline in stock value.

The total compensation cost related to nonvested awards not yet recognized is approximately $1.9 million at December 31, 2007 and is expected to be expensed over a weighted-average period of less than one year.

The estimated fair value of each option granted after January 1, 2006 is calculated using the Black-Scholes option pricing model. The assumptions used for calculating fair value of grants issued during the year ended December 31, 2007 varied in range as follows: expected life of 2.5 – 3 years, risk-free interest rate of 4.5% – 4.8%, expected volatility of 20.5% – 26.3% and no expected dividend yield.

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

An estimated expected life of 2.5 – 3 years before exercise was used for the grants during the year ended December 31, 2007 based on the typical investment holding period of the shareholder with a controlling interest in MSC. A targeted holding period range of three to six years is cited in Monitor Clipper Equity Partners II, L.P. Private Placement Memorandum at which time all shares would be expected to be vested and then exercised. Implicit in this assumption is that option-holders would not likely exercise before a transaction date as they would become the holders of minority interest shares subject to marketability discounts should they wish to sell their shares. The expected change in control will likely provide a liquidity event for option-holders.

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

Activity relative to the Company’s restricted stock is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted shares outstanding at December 31, 2005	—	$—
Restricted shares issued March 31, 2006	900,000	.88
Issued/Forfeited	—	—

Restricted shares outstanding at December 31, 2006	900,000	$.88

Restricted shares issued March 7, 2007	550,000	.81
Issued/Forfeited	(300,000)	.88

Restricted shares outstanding at December 31, 2007	1,150,000	$.85

12. Comprehensive Income

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net (loss)	$(41,373)	$(8,472)	$(37,743)
Other comprehensive (loss) income:
Unrealized (loss)/gain
Interest rate swap, net of tax	(1,339)	208	353

Comprehensive (loss)	$(42,712)	$(8,264)	$(37,390)

13. Commitments and Contingencies

The Company has entered into various multi-year contracts to purchase products or services in the ordinary course of business. These contracts typically include either a volume commitment or a fixed expiration date, pricing terms based on the vendor’s published list price, termination provisions, and other standard contractual considerations. Certain of these contracts are cancelable, typically upon written notice of intent to cancel. Contracts for both non-cancelable agreements and agreements where remedies upon cancellation are not specified totaled approximately $36 thousand as of December 31, 2007 and range from one to three years as follows:

(in thousands)
Year ended December 31,
2007	36
2008	36
2009	36

Total	$108

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

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions

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

In addition, the Predecessor paid $7.1 million in fees in connection with the Acquisition to HIG Capital which is included in transaction expenses in the accompanying statement of operations for the three months ended March 31, 2005. See footnote 15—Transaction expenses.

On March 31, 2005, the Company entered into a management fee agreement with Monitor Clipper Partners, LLC (“MCP”). MCP, who is affiliated with our parent, will provide operational and financial services for an annual fee of $0.5 million paid to MCP on a quarterly basis ($0.4 million for the nine months ended December 31, 2005). For the years ended December 31, 2007 and 2006, MSC incurred $0.5 and $0.3 million of the management fee to MCP. As of December 31, 2007 $0.4 million remained payable to MCP. In 2006 the management fee was not paid in its entirety due to the Company engaging and paying approximately $0.3 million to a consulting and marketing firm associated with MCP to conduct a market survey. The management fee is included in operating expenses of the accompanying statement of operations. In 2007 the Parent issued shares worth approximately $240,000 on behalf of the Company in lieu of paying cash for certain consulting services provided by a related entity of MCP. The fee was included in operating expenses in the 2007 Consolidated Statements of Operations and paid in capital on the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

15. Transaction Expenses

In connection with the March 31, 2005 Acquisition, the Predecessor incurred transaction expenses totaling $24.7 million for the three months ended March 31, 2005 which included the following expenses: $7.3 million long-term incentive payment to the former Senior Vice President of Sales and Marketing pursuant to the terms of his employment contract, $7.1 million in fees to former owners, $6.2 million in fees to the Company’s financial advisor, a $2.6 million long-term incentive payment to a former officer pursuant to the terms of his employment contract, $0.6 million in payments to employees of the Company, $0.6 million in legal expenses, $0.1 million in accounting-related expenses, and $0.2 million in other fees and expenses.

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

16. Adjustment to Net Accounts Receivable Balance

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

In conjunction with preparing the Company’s 2005 annual financial statements, the Company re-assessed the collection opportunity of outstanding receivables, taking into account the analysis and adjustment occurring during the third quarter of fiscal 2005. During this process the Company evaluated various factors, such as, cash collected on individual receivables, aging of receivable balances and specific communications with individual customers. The Company also contacted a significant number of customers in an effort to obtain direct confirmation regarding individual invoice balances outstanding as of December 31, 2005. As a result, the Company identified additional facts and circumstances from those previously noted during the third quarter fiscal 2005 review with respect to certain classes of products and services. The Company concluded that its allowance for doubtful accounts balance was insufficient to cover its collectibility risks associated with (a) non-standard products and services, (b) net receivable balances after the Company’s billing was partially paid by its customer, and (c) aged portfolio of receivables. Therefore, the Company recorded an additional charge of $3.1 million, in addition to the $1.8 million recorded as a result of its existing estimation methodologies resulting in a total bad debt reserve of $17.2 million for the year ended December 31, 2005.

17. Adjustment to Sales Tax Liability

During 2005 the Company began to receive inquiries from several states regarding the Company’s sales tax filing practices. Based on these inquiries, the Company performed a review of its existing liability for sales tax payable. This analysis included researching the taxability of the Company’s product categories in all states, the voluntary disclosure benefits, and the sales tax exposure existing

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

with all states. The Company’s analysis was completed in the third quarter of 2005 and indicated that its existing liability was understated by approximately $3.0 million. As a result of this change in estimate, the Company incurred a charge and a corresponding increase in its sales tax liability. The amount of sales tax payable is reflected in accrued expenses in the Company’s December 31, 2007 and 2006 balance sheet. The Company has implemented several new procedures to improve the accrual and reporting process. The Company deems the additional process controls and the recorded charge to be adequate as of December 31, 2007 and 2006.

18. Litigation Settlement

In conjunction with the sale of the Company in March 2005, an escrow account was established with Wells Fargo Bank as the escrow agent and $15.0 million of the purchase price was deposited in the escrow account to be used as security for and to satisfy claims arising out of the transaction. On May 26, 2006, the parent delivered to the stockholder representative for the sellers of the Company an indemnification claim against the escrow balance. A $12.4 million settlement was reached on May 30, 2007 by and between the Company and the sellers as part of a settlement agreement that included a cash settlement to the Company paid out from the escrow account of $9 million and forfeiture of $3.4 million of unpaid tax benefits. Consistent with applicable accounting standards and SEC guidance, this transaction has been accounted for as an adjustment to results of operations in 2007.

19. Selected Quarterly Financial Data (Unaudited)

The following is selected quarterly financial data for the years ended December 31, 2007 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year Ended 2007:
Net sales	$85,391	$82,552	$73,378	$71,699
Cost of revenue	68,151	65,167	57,916	56,722
Gross profit	17,240	17,385	15,462	14,997
Operating expenses	11,810	11,537	11,664	10,659
Depreciation and amortization	2,931	2,854	2,774	3,350

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

Impairment of goodwill and intangibles				48,516
Litigation settlement	—	(12,363)	—	—
Operating income (loss)	2,499	15,357	1,024	(47,548)
Interest expense, net	5,294	5,417	5,272	5,417
(Loss)/Income before income taxes	(2,795)	9,940	(4,248)	(52,965)
Income tax (benefit)	(1,051)	(597)	(1,672)	(5,375)
Net (loss)/income	$(1,744)	$10,537	$(2,576)	$(47,590)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year Ended 2006:
Net sales	$79,681	$84,096	$81,496	$79,617
Cost of revenue	64,311	66,953	65,120	64,395
Gross profit	15,370	17,143	16,376	15,222
Operating expenses	11,365	11,230	10,860	11,286
Depreciation and amortization	2,890	3,004	3,080	3,016
Operating income	1,115	2,909	2,436	920
Interest expense	5,009	5,266	5,430	5,240
(Loss) before income taxes	(3,894)	(2,357)	(2,994)	(4,320)
Income tax (benefit)	(1,462)	(885)	(1,125)	(1,621)
Net (loss)	$(2,432)	$(1,472)	$(1,869)	$(2,699)

20. Subsequent Event

On January 28, 2008, the Company acquired 100% of the outstanding membership interests of ZoneCare USA of Delray, LLC, a Florida limited liability company (“ZoneCare”), and Speedy Re-employment, LLC, a Florida limited liability company (“Speedy”), and substantially all of the assets of SelectMRI, LLC, a Florida limited liability company (“Select MRI” and together with ZoneCare and Speedy, the “Acquisition Entities”) for $25,000,000, $7,000,000, and $500,000, respectively, paid in cash subject to escrows and

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

holdbacks. In connection with the purchase of the assets of SelectMRI, the Company formed a wholly-owned subsidiary, SelectMRI Acquisition, LLC, a Delaware limited liability company (“Select Acquisition”), which actually acquired the assets of SelectMRI. The purchase of the Acquisition Entities was funded through a combination of equity instruments issued to investors by the Parent. The funds generated through the issuance were pushed down to the Company to purchase the Acquisition Entities, which are now wholly owned subsidiaries of the Company.

In connection with the acquisitions the Company restructured its debt agreements to account for the acquisitions. On January 18, 2008, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement dated as of March 31, 2005 among the Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, as amended by Amendment No. 1 to the Credit Agreement dated as of May 12, 2005, Amendment No. 2 to the Credit Agreement dated as of December 9, 2005 and Amendment No. 3 to the Credit Agreement dated as of December 14, 2006. See footnote 6 for other requirement under the Credit Agreement.

In Amendment No. 4, the Company, the Administrative Agent and the Lenders agreed to amend the Credit Agreement in certain respects, including, but not limited to, the items set forth below:

•

Pro Forma Calculations. a new section regarding pro forma calculations was added which provides that for the purposes of calculating the consolidated fixed charge coverage ratio and the first lien leverage ratio, investments made by the Company or any of its subsidiaries during the applicable measurement period shall be calculated on a pro forma basis assuming that all such investments (and the change in consolidated EBITDA resulting therefrom and any indebtedness incurred in connection therewith) had occurred on the first day of the applicable measurement period. Additionally, consolidated EBITDA of the Company in respect of the fiscal quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 shall be increased by $1.4 million, $1.1 million and $1.2 million, respectively, in order to give pro forma effect to the acquisition of all of the membership interests in Speedy Re-Employment, LLC, and ZoneCare USA of Delray, LLC (together with its subsidiary ZoneCareUSA DME, LLC) and, through SelectMRI Acquisition, LLC, substantially all of the assets of SelectMRI, LLC.

•

Restricted Transactions. Any investments financed solely with investment equity contribution proceeds and any transactions falling within clause (e) of the definition of restricted transaction shall be excluded from the covenant restricting restricted transactions.

•

Consolidated Fixed Charge Coverage Ratio. The minimum consolidated fixed charge coverage ratios required to be maintained by the Company under the Credit Agreement beginning during the fiscal quarter period ending on March 31, 2008 and thereafter have been reduced to a range of 0.80:1.00 to 1.25:1.00.

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

•	Capital Expenditures. The Company’s annual limits on capital expenditures were amended to allow a range of $5 million to $5.8 million for the remainder of the term of the Credit Agreement.

•

Definitions. In connection with the amendments described above, Amendment No. 4 amended the definition of “Subsidiary,” “Suspension Consolidated Fixed Charge Coverage Ratio” and “Transaction Conditions,” and added “Investment Equity Contribution Proceeds” as a new defined term to the Credit Agreement.

On February 5, 2008, the Company, the Parent, each of ZoneCare, ZoneCareUSA DME, LLC, a Florida limited liability company, Speedy, and SelectMRI (the “Subsidiaries”), and U.S. Bank National Association (the “Trustee”) entered Supplemental Indentures (the “Supplemental Indentures”), pursuant to which the Subsidiaries were added as new subsidiaries of the Company under the Indenture (the “Indenture”), dated as of June 21, 2005, between the Company and the Trustee. The Company issued its Senior Secured Floating Rate Notes due 2011 (the “Notes”) under the Indenture. The Supplemental Indentures provide that the Subsidiaries will guarantee all of the obligations of the Company under the Notes and the Indenture, subject to the terms of the Supplemental Indentures. In connection with the Supplemental Indentures, the Subsidiaries entered into Second Lien Security Agreement Supplements on February 5, 2008 (the “Second Lien Security Supplements”) pursuant to which the Subsidiaries joined as parties to the Second Lien Security Agreements among the Company and the Parent, addressed to Trustee, as indenture trustee and collateral agent for the benefit of Trustee and the holders from time to time of the certain second lien notes as defined in such agreement.

On February 5, 2008, the Subsidiaries entered into Security Agreement Supplements (the “Security Agreement Supplements”) with Bank of America, N.A. (the “Administrative Agent”), as administrative agent under the Revolving Credit Agreement (the “Revolving Credit Agreement”), dated as of March 31, 2005, among the Company, the lenders party thereto and the Administrative Agent. Pursuant to the Security Agreement Supplements, the Subsidiaries pledged certain assets as security for the Company’s obligations under the Revolving Credit Agreement and the related loan documents and also agreed to be bound as “Grantors” by all of the terms and provisions of the Security Agreement, dated as of March 31, 2005 and executed in connection with the Revolving Credit Agreement, to the same extent as each of the other Grantors. The Subsidiaries also entered Subsidiary Guaranty Supplements (the “Subsidiary Guaranty Supplements”), dated as of February 5, 2008, with the Administrative Agent, pursuant to which the Subsidiaries agreed to be bound as “Guarantors” by all of the terms and conditions of the Subsidiary Guaranty, dated as of March 31, 2005 and executed in connection with the Revolving Credit Agreement, to the same extent as each of the other Guarantors.

21. Guarantor Financial Statements

On May 12, 2005, MCP-MSC Acquisition, Inc. (“HoldCo”), the parent company of MSC- Medical Services Company, issued

MSC — Medical Services Company

Notes to Consolidated Financial Statements (Continued)

13.50% Senior Discount Notes due April 2013, to Banc of America Securities LLC (“Banc of America”) in the principal amount at maturity of $38,732,000 with a current carrying amount of $33,916,975 (the “Notes”). The Notes were issued under the Indenture, dated as of May 12, 2005, between HoldCo and U.S. Bank National Association (“U.S. Bank”) as Trustee.

On August 8, 2006, MCP-MSC Investment LLC (“MCP-MSC”) purchased the Notes for $25,000,000 from Banc of America. MCP-MSC was formed by Monitor Clipper Equity Partners II, L.P. and Monitor Clipper Equity Partners (NQP) II, L.P., the primary stockholders of HoldCo, as a special-purpose limited liability company for the purpose of purchasing and holding the Notes. A First Supplemental Indenture between HoldCo and U.S. Bank was also signed on August 8, 2006 to amend certain calculations contained in the Indenture to reflect this purchase. There were no changes to HoldCo’s obligation under the Indenture as a result of the purchase. In accordance with the terms of the Note, no interest payments were required to be made to MCP-MSC in the year ended December 31, 2006 or 2007.

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

The Company has not presented separate financial statements for the Guarantor because it has deemed that such financial statements would not provide investors with any material additional information. Included in the tables below are the consolidating balance sheets as of December 31, 2007 and December 31, 2006, the consolidating statements of operations for the three years ended December 31, 2007, 2006 and 2005 and statements of cash flows for the three years ended December 31, 2007, 2006 and 2005 of: (a) the Parent (Guarantor), (b) the Company, (c) elimination entries necessary to consolidate the Parent with the Company, and (d) the consolidated company, MCP–MSC Acquisition, Inc.

The consolidating statement of operations and statements of cash flows for the year ended December 31, 2005 represent activity subsequent to the Acquisition date of March 31, 2005 for the Successor parent and subsidiary companies only.

MCP-MSC Acquisition, Inc.

Consolidating Balance Sheet

(Dollars in thousands)

	December 31, 2007				December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$5,750	$—	$5,750	$—	$6,101	$—	$6,101
Accounts receivable	—	57,858	—	57,858	—	63,537	—	63,537
Income tax receivable	—	398	—	398	—	—	—	—
Other current assets	—	734	—	734	—	1,254	—	1,254
Current deferred income taxes	—	7,642	—	7,642	—	7,965	—	7,965

Total current assets	—	72,382	—	72,382	—	78,857	—	78,857
Property and equipment	—	8,034	—	8,034	—	5,801	—	5,801
Intangible assets:
Goodwill	—	196,091	—	196,091	—	236,207	—	236,207
Trademarks	—	15,700	—	15,700	—	24,100	—	24,100
Vendor contracts, net	—	18,053	—	18,053	—	20,543	—	20,543
Customer relationships, net	—	63,509	—	63,509	—	69,688	—	69,688

Total intangible assets	—	293,353	—	293,353	—	350,538	—	350,538
Other assets:
Investment in consolidated subsidiary	142,410	—	(142,410)	—	183,675	—	(183,675)	—
Deferred debt issuance costs, net	560	3,820	—	4,380	658	4,959	—	5,617
Other	—	154	—	154	—	921	—	921
Deferred income taxes	4,944	—	—	4,944	2,855	—	—	2,855

Total other assets	147,914	3,974	(142,410)	9,478	187,188	5,880	(183,675)	9,393

Total assets	$147,914	$377,743	$(142,410)	$383,247	$187,188	$441,076	$(183,675)	$444,589

MCP-MSC Acquisition, Inc.

Consolidating Balance Sheet

(Dollars in thousands)

	December 31, 2007				December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
					(Dollars in thousands)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$18,620	$—	$18,620	$—	$20,120	$—	$20,120
Accounts payable	—	6,328	—	6,328	—	11,874	—	11,874
Accrued expenses	918	39,205	—	40,123	817	42,369	—	43,186
Due to former owners	—	—	—	—	—	3,366	—	3,366
Deferred revenue	—	373	—	373	—	185	—	185
Income taxes payable	—	—	—	—	—	48	—	48

Total current liabilities	918	64,526	—	65,444	817	77,962	—	78,779
Non-current liabilities:
Long-term debt	41,311	149,145	—	190,456	36,241	148,895	—	185,136
Other liabilities	—	797	—	797	—	—	—	—
Deferred income taxes	—	20,865	—	20,865	—	30,544	—	30,544

Total non-current liabilities	41,311	170,807	—	212,118	36,241	179,439	—	215,680

Total liabilities	42,229	235,333	—	277,562	37,058	257,401	—	294,459
Stockholders’ equity:
Common stock, $.001 par value, 225,000,000 shares authorized, 181,375,000 shares issued and outstanding at December 31, 2005	185	—	—	185	181	—	—	181
Additional paid-in capital	187,035	216,090	(216,090)	187,035	185,590	214,643	(214,643)	185,590
Accumulated other comprehensive income	(778)	(778)	778	(778)	561	561	(561)	561
Retained (deficit) earnings	(80,757)	(72,902)	72,902	(80,757)	(36,202)	(31,529)	31,529	(36,202)

Total stockholders’ equity	105,685	142,410	(142,410)	105,685	150,130	183,675	(183,675)	150,130

Total liabilities and stockholders’ equity	$147,914	$377,743	$(142,410)	$383,247	$187,188	$441,076	$(183,675)	$444,589

MCP-MSC Acquisition, Inc.

Consolidating Statement of Operations

(Dollars in thousands)

	December 31, 2007
	(Parent)	(Subsidiary)	Eliminations	Consolidated
Net revenue	$—	$313,020	$—	$313,020
Cost of revenue	—	247,956	—	247,956

Gross profit	—	65,064	—	65,064
Operating expenses	—	45,655	—	45,655
Impairment of goodwill and other intangibles	—	48,516	—	48,516
Adjustment for accounts receivable	—	—	—	—
Adjustment for state sales tax	—	—	—	—
Net loss on disposal of fixed assets	—	15	—	15
Litigation settlement	—	(12,363)	—	(12,363)
Depreciation and amortization	—	11,909	—	11,909

Total expenses	—	93,732	—	93,732

Operating income	—	(28,668)	—	(28,668)
Equity in loss of consolidated subsidiary	(41,373)	—	41,373	—
Interest expense, net	4,784	21,400	—	26,184

Loss before income tax (benefit)	(46,157)	(50,068)	41,373	(54,852)
Income tax (benefit)	(2,031)	(8,695)	—	(10,726)

Net loss	$(44,126)	$(41,373)	$41,373	$(44,126)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Operations

(Dollars in thousands)

	December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated
Net revenue	$—	$324,890	$—	$324,890
Cost of revenue	—	260,779	—	260,779

Gross profit	—	64,111	—	64,111
Operating expenses	—	44,741	—	44,741
Impairment of goodwill	—	—	—	—
Adjustment for accounts receivable	—	—	—	—
Adjustment for state sales tax	—	—	—	—
Net loss on disposal of fixed assets	—	—	—	—
Litigation settlement	—	—	—	—
Depreciation and amortization	—	11,990	—	11,990

Total expenses	—	56,731	—	56,731

Operating income	—	7,380	—	7,380
Equity in loss of consolidated subsidiary	(8,472)	—	8,472	—
Interest expense, net	4,784	20,945	—	25,729

Loss before income tax (benefit)	(13,256)	(13,565)	8,472	(18,349)
Income tax (benefit)	(1,797)	(5,093)	—	(6,890)

Net loss	$(11,459)	$(8,472)	$8,472	$(11,459)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Operations

(Dollars in thousands)

	Post-Acquisition Nine Months Ended December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated
Net revenue	$—	$226,551	$—	$226,551
Cost of revenue	—	185,411	—	185,411

Gross profit	—	41,140	—	41,140
Operating expenses	—	27,204	—	27,204
Impairment of goodwill	—	—	—	—
Adjustment for accounts receivable	—	18,527	—	18,527
Adjustment for state sales tax	—	3,047	—	3,047
Net loss on disposal of fixed assets	—	—	—	—
Litigation settlement	—	—	—	—
Depreciation and amortization	—	8,273	—	8,273

Total expenses	—	57,051	—	57,051

Operating income	—	(15,911)	—	(15,911)
Equity in loss of consolidated subsidiary	(23,057)	—	23,057	—
Interest expense, net	2,742	21,374	—	24,116

Loss before income tax (benefit)	(25,799)	(37,285)	23,057	(40,027)
Income tax (benefit)	(1,058)	(14,228)	—	(15,286)

Net loss	$(24,741)	$(23,057)	$23,057	$(24,741)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

(Dollars in thousands)

	December 31, 2007
	(Parent)	(Subsidiary)	Eliminations	Consolidated
Operating activities
Net loss	$(44,126)	$(41,373)	$41,373	$(44,126)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Equity in loss of consolidated subsidiary	41,373	—	(41,373)	—
Depreciation	—	3,241	—	3,241
Impairment of goodwill	—	48,516	—	48,516
Amortization of intangibles	—	8,668	—	8,668
Amortization of debt issuance costs and debt discount	—	1,326	—	1,326
Provision for deferred income taxes	—	(9,168)	—	(9,168)
Provision for bad debts	—	7,466	—	7,466
Stock-based compensation	—	1,207	—	1,207
Non-cash gain on litigation settlement	—	(3,366)	—	(3,366)
Other	—	(41)	—	(41)
Parent contribution for consulting expense	—	240	—	240
Changes in operating assets and liabilities:	—	—	—	—
Increase in accounts receivable	—	(1,787)	—	(1,787)
Decrease in other current assets	—	521	—	521
Decrease in other non-current assets	—	(146)	—	(146)
Increase (decrease) in accounts payable & other	2,753	(9,542)	—	(6,789)
Decrease in transaction expenses	—	—	—	—
Increase in deferred revenue	—	188	—	188
Increase (decrease) in income taxes payable/receivable	—	(288)	—	(288)

Net cash provided by operating activities	—	5,662	—	5,662

Investing activities
Purchases of property and equipment	—	(4,583)	—	(4,583)
Proceeds from disposals of property and equipment	—	70	—	70

Net cash used in investing activities	—	(4,513)	—	(4,513)

Financing activities
Proceeds from short-term debt	—	2,000	—	2,000
Repayment of short-term debt	—	(3,500)	—	(3,500)

Net cash provided by financing activities	—	(1,500)	—	(1,500)

Net increase (decrease) in cash	—	(351)	—	(351)
Cash, beginning of period	—	6,101	—	6,101

Cash, end of period	$—	$5,750	$—	$5,750

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

(Dollars in thousands)

	December 31, 2006
	(Parent)	(Subsidiary)	Eliminations	Consolidated
Operating activities
Net loss	$(11,459)	$(8,472)	$8,472	$(11,459)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Equity in loss of consolidated subsidiary	8,472	—	(8,472)	—
Depreciation	—	3,322	—	3,322
Amortization of intangibles	—	8,668	—	8,668
Amortization of debt issuance costs and debt discount	257	1,337	—	1,594
Provision for deferred income taxes	(1,797)	(5,098)	—	(6,895)
Provision for bad debts	—	7,576	—	7,576
Stock-based compensation	—	1,118	—	1,118
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(14,625)	—	(14,625)
Increase in inventories	—	32	—	32
Decrease in other current assets	—	(429)	—	(429)
Decrease in other non-current assets	—	(112)	—	(112)
Increase (decrease) in accounts payable & accrued expenses	4,527	7,312	—	11,839
Increase in deferred revenue	—	18	—	18
Increase (decrease) in income taxes payable/receivable	—	6,660	—	(534)

Net cash provided by operating activities	—	7,307	—	7,307

Investing activities
Purchases of property and equipment	—	(3,972)	—	(3,972)
Cash paid to former owners	—	(8,803)	—	(8,803)

Net cash used in investing activities	—	(12,775)	—	(12,775)

Financing activities
Proceeds from short-term debt	—	3,500	—	3,500
Debt issuance costs	—	(231)	—	(231)

Net cash provided by financing activities	—	3,269	—	3,269

Net increase (decrease) in cash	—	(2,199)	—	(2,199)
Cash, beginning of period	—	8,300	—	8,300

Cash, end of period	$—	$6,101	$—	$6,101

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

(Dollars in thousands)

	Post-Acquisition Nine Months Ended December 31, 2005
	(Parent)	(Subsidiary)	Eliminations	Consolidated
Operating activities
Net loss	$(24,741)	$(23,057)	$23,057	$(24,741)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Equity in loss of consolidated subsidiary	23,057	—	(23,057)	—
Depreciation	—	1,771	—	1,771
Amortization of intangibles	—	6,502	—	6,502
Amortization of debt issuance costs and debt discount	103	7,436	—	7,539
Provision for deferred income taxes	(1,058)	(5,208)	—	(6,266)
Provision for bad debts	—	4,853	—	4,853
Adjustment to allowance for doubtful accounts	—	18,527	—	18,527
Stock-based compensation	—	—	—	—
Adjustment for sales tax liability	—	3,047	—	3,047
Changes in operating assets and liabilities:			—
Increase in accounts receivable	—	(8,384)	—	(8,384)
Increase in inventories	—	774	—	774
Decrease in other current assets	—	75	—	75
Decrease in other non-current assets	1,927	—	—	1,927
Increase (decrease) in accounts payable & accrued expenses	712	8,071	—	8,783
Decrease in transaction expenses	—	(24,697)	—	(24,697)
Increase in deferred revenue	—	(70)	—	(70)
Increase (decrease) in income taxes payable/receivable	—	(8,946)	—	(1,752)

Net cash provided by operating activities	—	(19,306)	—	(19,306)

Investing activities
Payments in connection with business combination	—	(296,246)	—	(296,246)
Purchases of property and equipment	—	(2,412)	—	(2,412)

Net cash used in investing activities	—	(298,658)	—	(298,658)

Financing activities
Proceeds from short-term debt	—	16,620	—	16,620
Proceeds from long-term debt	29,700	323,500	—	353,200
Repayment of short-term debt	—	(19,000)	—	(19,000)
Repayment of long-term debt	—	(192,000)	—	(192,000)
Debt issuance costs	(827)	(13,104)	—	(13,931)
Proceeds from stock issuance	181,375	—	—	181,375
Capital contribution from Parent company	(210,248)	210,248	—	—

Net cash provided by financing activities	—	326,264	—	326,264

Net increase (decrease) in cash	—	8,300	—	8,300
Cash, beginning of period	—	—	—	—

Cash, end of period	$—	$8,300	$—	$8,300

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL

REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

As reported on the Company’s Current Report on Form 8-K on March 10, 2008, the Company appointed Robert DiProva as Senior Vice President of Finance to be effective March 17, 2008 for a transitional period ending April 1, 2008, when he will assume the position of Chief Financial Officer.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our directors and executive officers, and their ages and positions within our company as of December 31, 2007 are as follows:

Name	Age	Position
Patrick G. Dills	54	Executive Chairman and Director

Joseph P. Delaney	39	President and Chief Executive Officer

Thomas E. Moloney	64	Interim Chief Financial Officer and Director

Linda Lane	41	Senior Vice President of National Accounts and Product Strategy

Jay Wilson	43	Chief Information Officer

Cliff Honiker	50	Vice President of Provider Relations and Analysis

James M. Freeman	35	Senior Vice President of Pharmacy Services

Will Smith	35	Vice President of Ancillory Services

Timothy A. Crass	35	Vice President, General Counsel

Kevin A. Macdonald	47	Director

Peter S. Laino	43	Director

Adam S. Doctoroff	34	Director

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

Thomas E. Moloney joined MSC as interim Chief Financial Officer in December 2007. Mr. Moloney also serves as a director. Mr. Moloney also serves as the Chairman of the Audit Committee. Mr. Moloney served as Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services from 1992 through its acquisition by Manulife in 2004. In that role, he played a critical role in Hancock’s demutualization, IPO, strategy and subsequent sale to Manulife. He has served as a director for eight Hancock subsidiaries, chairman of three, and as chairman of several audit committees. He also serves on the board of 5 Star Life Insurance Company, Shawmut Design and Construction Company and Manulife International Hong Kong. Mr. Moloney is the past Chairman of the Boston Municipal Research Bureau, was the past Chairman of the Board of Trustees for the Boston Children’s Museum and is currently a member of the Board of Directors, and a member of the Board of Nashoba Learning Center. Since his retirement from John Hancock Financial Services, Mr. Moloney has worked as an independent consultant and focused on philanthropic endeavors.

Linda Lane, who joined MSC in 1996, became MSC’s Senior Vice President of National Accounts in May 2005. In her ten years at MSC, she has held the positions of Vice President of Sales and National Accounts, Regional Area Director and Regional Account Manager.

Jay Wilson joined MSC as Chief Information Officer in March 2006. Previously Mr. Wilson was employed by Concentra, Inc., a workers’ compensation and occupational health services provider, where he served as Vice President of Information Technology of its Health Services Division from 2000 to 2006.

Cliff Honiker has been employed with MSC since May 2005, and has served as Vice President of Provider Relations & Analysis since September 2006. Mr. Honiker is a retired Air Force Medical Service Corps Officer, and prior to joining MSC, from August 2000 to December 2004, was the Chief Operating Officer of Aperture Credentialing, the nation’s largest provider credentials verification organization.

James M. Freeman has been employed with MSC since February 2003, and has served as Senior Vice President of Pharmacy Services since September 2004. Mr. Freeman served as Medications Operations Manager and Director of Clinical Services before his current role. Prior to joining MSC, Mr. Freeman was a Critical Care Pharmacist with Memorial Hospital Jacksonville.

Will Smith has been employed with MSC since November 1999, and has served in his current role as Vice President of Medical Products since January 2006. Mr. Smith has served as Executive Director of Medical Products and DME Manager of Operations.

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

Adam S. Doctoroff is a Partner of Monitor Clipper Partners, which he joined in September 1998. Previously, Mr. Doctoroff was a consultant at The Monitor Group. Mr. Doctoroff has been a board observer of Service Partners, LLC, Filogix, Inc. and Metro International Trade Services LLC.

Board Committees

Audit Committee

The audit committee of our Board of Directors is currently composed of two members, Thomas Moloney and Adam Doctoroff. Mr. Moloney chairs the audit committee and has been designated by the Board of Directors as the audit committee financial expert within the meaning of SEC regulations. Until Mr. Moloney’s appointment as Interim CFO on December 31, 2007, Mr. Moloney served as an independent director within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act of 1934, as amended. The charter for the Audit Committee is filed as an exhibit to our Annual Report on Form 10-K.

Compensation Committee

The compensation committee of our Board of Directors, as of December 31, was composed of two members, Patrick Dills and Peter Laino. Mr. Dills chairs the compensation committee.

Compensation Committee Interlocks and Insider Participation

The Company’s Board approves compensation decisions recommended by the Compensation Committee. As of December 31, 2007, the Compensation Committee was composed of Mr. Dills (Chairman) and Mr. Laino, neither of whom served as an officer or employee during 2007, except for Mr. Dills service as an Executive Chairman of the Company. Joseph Delaney, the Chief Executive Officer of the Company during 2007, participated in the Committee’s deliberations regarding certain executive compensation matters.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to all its officers, directors and employees. A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to our Annual Report on Form 10-K. Any amendments to and waivers from any provision of the Company’s Code of Business Conduct and Ethics relating to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be filed with the Company’s SEC filings or posted on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

The members of our Board of Directors, other than Mr. Moloney and Mr. Dills, are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. As reflected in the table below, in 2007 pursuant to the Company’s 2005 Stock Option Plan, Mr. Moloney received options to purchase 150,000 shares of our parent’s common stock for his service, two-thirds of which vest over time and one-third of which vest upon a change in control, with two-thirds of such options at a strike price of $1, one-sixth of such options at a strike price of $2, and one-sixth of such options at a strike price of $3. In addition, Mr. Moloney receives $30,000 in cash compensation. Mr. Dills, Executive Chairman and Director, received for his service, options to purchase 1,800,000 shares of our parent’s common stock granted in 2006 pursuant to the 2005 Stock Option Plan, two-thirds of which vest over a period of three years and one-third of which vest upon a change in control, with two-thirds of such options at a strike price of $1 and one-third of such options at a strike price of $2. In 2006, the Company also issued 900,000 restricted shares of our parent’s common stock to Mr. Dills at a purchase price of $0.001 per share with one-third of the shares vesting on February 14 of each of 2007, 2008 and 2009. In 2007, Mr. Dills received (i) an additional option to purchase 800,000 shares of our parent’s common stock pursuant to the 2005 Stock Option Plan, two-thirds of which vest over a period of three years and one-third of which vest upon a change in control, with two-thirds of such options at a strike price of $1 and one-sixth of such options at a strike price of $2 and one-sixth of such options at a strike price of $3, and (ii) 300,000 additional restricted shares of our parent’s common stock to Mr. Dills at a purchase price of $0.001 per share with one-third of the shares vesting on January 31 of each of 2008, 2009 and 2010. In addition, he received $175,000 in cash compensation during the year ended December 31, 2006, received $200,000 in compensation for the year ended December 31, 2007 and will receive such amount each year thereafter, in addition to a cash bonus concurrent with each vesting of his restricted shares, health, disability and pension benefits and a performance bonus in an amount, if any, determined by the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick G. Dills	(1)	(1)	(1)		(1)	(1)	(1)	(1)
Thomas E. Moloney	$30,000	—	$7,568	(2)	—	—	—	$37,568
Kevin A. MacDonald (3)	—	—	—		—	—	—	—
Peter S. Laino (3)	—	—	—		—	—	—	—
Adam S. Doctoroff (3)	—	—	—		—	—	—	—

(1)	Mr. Dills compensation is set forth in the Summary Compensation Table below.
(2)	These amounts represent the compensation expense recognized in the Company’s 2007 consolidated financial statements under SFAS 123(R). This expense relates to stock options granted in 2007, as well as options granted in prior years. Please refer to Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Annual Report on Form 10-K for the assumptions used to calculate these amounts.
(3)	Each of such directors may have an indirect benefit in compensation made under the management fee agreement the Company has with Monitor Clipper Partners, LLC (“MCP”), due to such directors’ affiliation with MCP. The payments under the management fee agreement are set forth in Note 14 to our Notes to the Consolidated Financial Statements and the directors’ affiliation to MCP are set forth in footnote 5 to the table entitled “Security Ownership of Certain Beneficial Owners and Management.”

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis discusses the Company’s compensation objectives and policies with respect to its senior executive officers. The Compensation Committee is responsible for approval and administrative oversight of the compensation and certain benefit programs, including short-term and long-term incentive performance-based incentive programs for the named executive officers, as well as all other senior executives. In making such compensation decisions, the Committee considers recommendations from our Chief Executive Officer with respect to compensation of the other named executive officers. The Committee, from time to time as needed, conducts research to obtain relevant market data and alternatives to consider and assist it in making compensation decisions for the Company’s named executive officers.

The Company’s executive compensation program is designed to:

•	attract and retain highly-qualified executive officers as the Company competes for talented executives in Jacksonville, Florida area;

•	motivate the Company’s named executive officers to help the Company accomplish long and short-term strategic and financial objectives;

•	align the Company’s named executive officers’ interest with those of the Company’s shareholders; and

•	reward the Company’s named executive officers for improvement in the Company’s financial performance.

The Company’s executive compensation program is designed to balance fixed-base salaries with compensation that is performance-based and to reward annual performance while maintaining a focus on longer-term objectives. The Company strives to provide compensation incentives commensurate with individual management responsibilities and to reward past and future contributions to corporate objectives. The mix of compensation elements varies based on the named executive officer’s position and responsibilities.

Elements of Compensation

The Company’s executive compensation program consists of two main types of compensation: (1) annual compensation and (2) long-term compensation.

Annual Compensation. Annual compensation includes base salary and annual bonus.

Base Salary: Base salaries provide a base level of compensation for services rendered during the year. The Compensation Committee determines the level of the named executive officers’ salaries by considering the responsibilities associated with their positions, the skills and experience required for the job, their individual performance, business performance, and labor market conditions, among other factors. Salary increases are considered annually and are based on both financial and non-financial results achieved by the Company and the executive during the preceding fiscal year. Actual decisions to adjust salaries on an annual or other basis are contingent on market conditions, business and individual employee performance and based on reasoned subjective determinations by the Compensation Committee.

Bonus: The Company maintains an annual MSC—Performance Bonus Plan to provide for performance-based compensation, as set by the Compensation Committee. The annual bonus, referred to as non-equity incentive plan compensation within the Summary Compensation Table, is designed to encourage the achievement of corporate and individual goals and reward the Company’s named executive officers when these goals have been achieved. The annual bonus for each named executive officer is based upon the achievement of objective Company-wide performance goals, set at the beginning of each fiscal year, and generally are tied to final, audited adjusted EBITDA, as was the case for 2007. Annual bonuses are expressed as a percentage of base salary and are paid to the executive subject to attaining the targeted adjusted EBITDA number and satisfaction of job performance criteria. During 2007, if targeted adjusted EBITDA had been met, executives would have received bonuses ranging from 15% to 60% of their base salary.

In addition to annual performance-based bonuses based on corporate and/or divisional performance under the MSC—Performance Bonus Plan, the Company may pay annual bonuses to employees based on individual performance goals from time to time. Bonuses based on individual performance are paid on a discretionary basis based on achievement of pre-established goals, which may include executing strategies to support the Company’s vision, developing people, supporting social responsibility and driving operational excellence.

Long-Term Compensation

Equity-based Incentive Plan: The Company maintains a 2005 Stock Option Plan to provide for equity-based compensation. Awards under this plan are designed to:

•	align the financial interests of the Company’s named executive officers with those of the Company’s shareholders;

•	reward the Company’s named executive officers for building shareholder value; and

•	encourage the named executive officers to remain in our employ over the long term.

The Compensation Committee believes that stock ownership by management is beneficial to the Company and shareholders and as such, over the years, it has granted stock options and restricted stock to its named executive officers and other key employees. The Compensation Committee administers all aspects of these plans and determines the amount of and terms applicable to any award under this plan.

In determining the number of shares of restricted stock and/or the number of options to be awarded to the Company’s named executive officers in 2007, the Compensation Committee took into consideration each executive’s level of responsibility, leadership abilities, corporate collaboration, development of Company culture, brand contribution and commitment to the Company’s success. The Compensation Committee also considers the recommendations of Chief Executive Officer, the individual performance of the executive and the number of shares previously awarded to the executive. As a general practice, both the number of shares granted to any named executive officer, as well as the proportion of these shares relative to the total number of shares granted, increase in some proportion to increases in each executive’s responsibilities.

Stock Option Awards: The Company grants stock options as part of its equity compensation program. Stock options were intended to tie the interests of the named executive officers with those of the Company’s shareholders by providing for financial gain based on the appreciation of the Company’s stock price. The vesting schedule for such options extends over at least 3 years to encourage such individuals to remain in the Company’s employ during the vesting period.

Restricted Stock: The Compensation Committee has additional made a few grants of shares of restricted stock to certain key executives. These shares are subject to certain restrictions and vest over a period of three years from the date of grant. This vesting schedule encourages retention and long-term investment in the Company by participating executives. The Company believes that modest annual grants of restricted stock have some advantages as an equity compensation vehicle and over grants of stock options. This is because shares of restricted stock have an intrinsic value when granted (as opposed to options).

The Company does not maintain a deferred compensation program. Perquisites and personal benefits, if any, are contained in each executive’s employment agreements which are summarized below.

Employment Agreements

The Compensation Committee reviews and approvals all employment agreements with senior management. During 2007, the Company maintained employment agreements (each, an “Employment Agreement” and collectively, “Employment Agreements”) with each of its named executives, Patrick G. Dills, Joseph P. Delaney, Gary Jensen, Linda Lane and James M. Freeman. Effective December 31, 2007, the Company with Mr. Jensen entered into a consulting agreement terminating his employment agreement. For a description of these employment agreements, see “Employment Agreements” below.

Tax Implications

Deductibility of Executive Compensation: The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. The Company’s annual bonus plan is designed to qualify under Section 162(m). However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements, but the Committee believes to be in the best interest of its shareholders in order to ensure competitive levels of total compensation for the named executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with the Company’s management. Based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Patrick G. Dills (Chairman)

Peter S. Laino

Summary Compensation Table

The following tables set forth compensation information for the years ended December 31, 2006 and 2007 for our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated executive officers serving as executive officers for the last completed fiscal year. We refer to these individuals collectively as our “named executive officers.”

		Annual Compensation
Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation		Total
Joseph P. Delaney	2007	$300,000	—	$97,369	$157,220	—	—	95,411		$650,495
President, Chief	2006	$294,346	$120,000	—	$174,466	—	—	—		$588,812
Executive Officer

Gary Jensen	2007	$270,000	—	—	$48,659	—	—	2,251		$320,910
Senior Vice President, Chief	2006	$260,000	$67,500	—	$41,443	—	—	—		$327,500
Financial Officer (former)

Pat Dills	2007	$196,154	—	—	$56,611	—	—	$423,505	(3)	$676,270
Executive Chairman and Director	2006	$175,000	$43,750	$792,000	$221,880	—	—	$390,060	(4)	$1,622,690

Linda Lane	2007	$250,000	—	—	$96,521	—	—	6,508		$353,029
Senior Vice President, National	2006	$250,000	$25,000	—	$96,521	—	—	$7,604	(2)	$282,604
Accounts & Product Strategy

James M. Freeman	2007	$200,000			$68,553			$2,750		$271,303
Senior Vice President	2006	$169,231	$90,000		$68,553			$2,750		$280,539

(1)	See Footnote to Financial Statements No. 11 Stock Based Compensation for assumptions made in the valuation of these awards.
(2)	Proceeds related to bonuses paid in connection with the consummation of the Acquisition.
(3)	$406,275 relates to a tax bonus to be paid in connection with the vesting of the Restricted Stock Grant; $17,230 relates to reimbursement for certain travel, computer services and other expenses.
(4)	Relates to a tax bonus to be paid in connection with the vesting of the Restricted Stock Grant.

Grants of Plan-Based Awards

For Fiscal Year-End

December 31, 2007

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph P. Delaney	—	—	—	—	—	—	—	—	—	—	—
	3/7/2007	—	—	—	—	—	—	250,000 – restricted stock	—	$0.001	$202,500
	3/7/2007	—	—	—	—	—	—	—	983,525	(2)	$49,619

Gary Jensen	—	—	—	—	—	—	—	—	—	—	—
	7/16/2007	—	—	—	—	—	—	—	655,683	(2)	$66,038

Pat Dills	—	—	—	—	—	—	—	—	—	—	—
	3/7/2007	—	—	—	—	—	—	300,000 – restricted stock	—	$0.001	$243,000
	3/7/2007	—	—	—	—	—	—	—	800,000	(2)	$40,360

Linda Lane	—	—	—	—	—	—	—	—	—	—	—

James M. Freeman	—	—	—	—	—	—	—	—	—	—	—

(1)	Annual bonuses awarded under the Company’s non-equity incentive program are based on a percentage of the named executive officers’ salary. Bonus awards are contingent on the achievement of financial targets of the Company and no amount is awarded if performance is not achieved. Annual bonus payments made to the named executive officers are disclosed in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” caption.
(2)	The exercise prices for the option are as follows: (a) two-thirds of the option is exercisable at a per share price of $1.00; (b) one-sixth of the option is exercisable at a per share price of $2.00; and (c) one-sixth of the option is exercisable at a per share price of $3.00.

Outstanding Equity Awards at Fiscal Year-End

December 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph P. Delaney	—	—	—	—	—	250,000	$145,675	—	—
	—	983,525	—	(1)	3/16/2017	—	—	—	—
	1,046,893.6	592,314.4	—	(1)	7/2/2016	—	—	—	—
	2,005,970.48	1,272,445.52	—	(1)	3/31/2015	—	—	—	—
	739,601	0	—	$0.61	11/8/2014	—	—	—	—

Gary Jensen	0	655,683	—	(1)	7/15/2017	—	—	—	—
	1,013,163.01	953,886.99	—	(1)	9/5/2015	—	—	—	—

Pat Dills	—	—	—	—	—	300,000	$174,810	—	—
	—	—	—	—	—	900,000	$524,430	—	—
	—	800,000	—	(2)	3/6/2017	—	—	—	—
	701,369.75	1,098,630.25		(1)	2/14/2016	—	—	—	—

Linda Lane	1,203,582.49	763,466.51	—	(1)	3/31/2015	—	—	—	—

James M. Freeman	1,203,582.49	763,466.51	—	(1)	3/31/2015	—	—	—	—

(1)	The exercise prices for the option are as follows: (a) two-thirds of the option is exercisable at a per share price of $1.00; (b) one-sixth of the option is exercisable at a per share price of $2.00; and (c) one-sixth of the option is exercisable at a per share price of $3.00.
(2)	The exercise prices for the option are as follows: (a) two-thirds of the option is exercisable at a per share price of $1.00; and (b) one-third of the option is exercisable at a per share price of $2.00.

Option Exercises and Stock Vested

as of Fiscal Year-End December 31, 2007

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph P. Delaney, President and CEO	—	—	—	—
Gary Jensen, Senior VP, and CFO	—	—	—	—
Pat Dills, Executive Chairman and Director	—	—	300,000 – restricted stock	$246,000
Linda Lane, Senior VP	—	—	—	—
James M. Freeman, Senior VP	—	—	—	—

Potential Payouts upon Termination or Change in Control

As noted in the executive compensation discussion above, the Company provides employment agreements to certain of the named executive officers, which provide for certain potential post-termination severance payments and change in control payments. These payments are described below. Effective December 31, 2007, Mr. Jensen and the Company entered into a consulting agreement terminating his employment agreement.

Mr. Dills’ employment agreement provides for severance, in the event he is terminated by the Company without cause, which includes continuing bi-weekly payments of his base salary, medical and life insurance for the period beginning on the termination date and ending on February 14, 2009 and a non-competitive requirement continuing until the later of (i) one year following the termination date or (ii) February 14, 2010. In the event of a change of control of the Company, Mr. Dills’ unvested stock options or restricted stock shall vest immediately.

Mr. Delaney’s employment agreement provides for severance, in the event he is terminated by the Company without cause, which includes continuing bi-weekly payments of his base salary, medical and life insurance for a period of nine months following termination, as well as the pro rata portion of any annual bonus to which he would have been entitled under the agreement, with a non-competitive requirement continuing for one year from the date of termination. In the event of a change of control of the Company, Mr. Delaney’s unvested stock options or restricted stock shall vest immediately.

Ms. Lane’s employment agreement provides for severance, in the event she is terminated by the Company without cause, which includes continuing bi-weekly payments of her base salary, medical and life insurance for a period of six months following termination with a non-competitive requirement continuing for two years from the date of termination. In the event of a change of control of the Company, Ms. Lane’s unvested stock options shall vest immediately.

Mr. Freeman’s employment agreement provides for severance, in the event he is terminated by the Company without cause, which includes continuing bi-weekly payments of his base salary, medical and life insurance for a period of nine months following termination with a non-competitive requirement continuing for two years from the date of termination. In the event of a change of control of the Company, Mr. Freeman’s unvested stock options shall vest immediately.

At December 31, 2007, if the named executive officers were terminated for cause, the amounts that would have been paid out would have been as follows: Mr. Dills — $224,657.53; Mr. Delaney — $225,000; Ms. Lane — $125,000; Mr. Freeman — $150,000. In the event of a change in control, Mr. Dills would immediately vest in his restricted stock shares, and Mr. Delaney would immediately vest in his restricted stock shares.

Employment Agreements

The Company maintains employment agreements (each, an “Employment Agreement” and collectively, “Employment Agreements”) with Patrick G. Dills, Joseph P. Delaney, Gary Jensen, Linda Lane and James M. Freeman. Mr. Dills’ Employment Agreement states that he shall serve as Executive Chairman and Director and shall report to the Board of Directors. Mr. Delaney’s Employment Agreement specifies that he shall serve as President and Chief Executive Officer of the Company and shall report to the Board of Directors. Mr. Jensen’s Employment Agreement specifies that he shall serve as the Chief Financial Officer of the Company and shall report to the Chief Executive Officer. Ms. Lanes’s Employment Agreement specifies, that she shall serve as the Vice President of National Accounts of the Company (which title has been subsequently revised to Senior Vice President, National Accounts and Product Strategy) and shall report to the Chief Executive Officer. Mr. Freeman’s Employment Agreement specifies that he shall serve as Senior Vice President, Pharmacy Services and shall report to the Chief Executive Officer. Effective December 31, 2007, the Company with Mr. Jensen entered into a consulting agreement terminating his employment agreement.

With the exception of the foregoing, the Employment Agreements are substantially similar in form and substance. Each Employment Agreement provides for the following, among other terms:

•	Terms of employment ranging from 2-3 years, with an automatic one-year extension on each annual anniversary date.

•	Continuation of annual base salary at individually specific rates, subject to increase in accordance with the Company’s prevailing practices from time to time.

•

Incentive compensation, bonuses and benefits (which currently include life insurance, short-term and long-term disability insurance, 401(k) matching contributions and subsidized medical insurance) in accordance with the Company’s prevailing practices from time to time.

•	Customary rights on the part of the Company to terminate for cause (which includes, among other things, conviction of certain crimes).

Each of these agreements provides that if we terminate the executive without cause, or in the case of death or disability, the executive will be paid an amount ranging up to one year’s base salary plus benefits.

Each Employment Agreement obligates the executive to refrain for a period of one year after any termination of the executive’s employment from competing, directly or indirectly, with any business in which the Company or its subsidiaries engages and from soliciting any clients of or other employees of the Company. Ms. Lane’s and Mr. Freeman’s Employment Agreements are concurrently being filed as Exhibits to this Form 10-K Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2007, with respect to the beneficial ownership of our parent’s capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Monitor Clipper Equity Partners II, L.P. and Related Funds(1)	120,125,000	64.7%
The Northwestern Mutual Life Insurance Company(2)	15,250,000	8.2%
New York Life Capital Partners II, L.P.(3)	15,250,000	8.2%

HarbourVest Partners VI—Direct Fund, L.P. and Related Funds(4)	15,250,000	8.2%
Joseph P. Delaney	—	—
Pat Dills	300,000	*
Robert A. Calhoun(5)	—	—
Kevin A. Macdonald(5)	—	—
Peter S. Laino(5)	—	—
Adam S. Doctoroff(5)	—	—
Thomas E. Moloney	—	—
All directors and executive officers as a group	300,000	*

*	Less than one percent
(1)	Represents shares owned by the following group of investments funds affiliated with Monitor Clipper Partners funds: (i) 117,572,494 shares of common stock owned by Monitor Clipper Equity Partners II, L.P., whose general partner is Monitor Clipper Partners II, L.P., whose general partner is MCP GP II, Inc. and (ii) 2,552,506 shares of common stock owned by Monitor Clipper Equity Partners (NQP) II, L.P., whose general partner is Monitor Clipper Partners II, L.P., whose general partner is MCP GP II, Inc. The address is c/o Monitor Clipper Partners, LLC, Fourth Floor, Two Canal Park, Cambridge, MA 02141.
(2)	The address for The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-4797.
(3)	The address for New York Life Capital Partners II, L.P. is 51 Madison Avenue, Suite 3200 New York, NY 10010.
(4)	Represents shares owned by the following group of investments funds affiliated with HarbourVest funds: (i) 10,000,000 shares of common stock owned by HarbourVest Partners VI—Direct Fund, L.P, whose general partner is HarbourVest Partners VI—Direct Associates LLC, whose managing member is HarbourVest Partners, LLC and (ii) 5,250,000 shares of common stock owned by HarbourVest Partners 2004 Direct Fund, L.P, whose general partner is HarbourVest Partners 2004—Direct Associates LLC, whose managing member is HarbourVest Partners, LLC. The address is One Financial Center, 44th Floor, Boston, MA 02111.
(5)	Messrs. Macdonald, and Laino are directors of MSC—Medical Services Company. Calhoun served as a director until December, 2007. Messrs. Calhoun, Macdonald, and Laino are Managing Directors of Monitor Clipper Partners, LLC. Mr. Doctoroff is a Principal of Monitor Clipper Partners, LLC. Accordingly, Messrs. Calhoun, Macdonald, Laino and Doctoroff may be deemed to beneficially own the shares of common stock held by the Monitor Clipper Partners Funds. Messrs. Calhoun, Macdonald, Laino and Doctoroff disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. The business address for each is c/o Monitor Clipper Partners, LLC, Fourth Floor, Two Canal Park, Cambridge, MA 02141.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

See Note 14 of the Notes to the Consolidated Financial Statements relating to the management fee agreement between the Company and MCP.

Director Independence

Until Mr. Moloney’s appointment as Interim CFO on December 31, 2007, Mr. Moloney served as an independent director within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act of 1934, as amended. The Company currently has no independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The Audit Committee, which approved the scope of the engagement, has adopted a policy that sets forth guidelines and procedures for the pre-approval of certain services to be performed by the independent registered public accounting firm and fees associated with those services. Any services in excess of certain fee amount thresholds not covered under the general audit engagement require specific approval by the Audit Committee. The Audit Committee has delegated to the Chairperson of the committee the authority to evaluate and approve services and fees on behalf of the Audit Committee in the event pre-approval is required between meetings. If the Chairperson grants such approval, he or she shall report that approval to the full Audit Committee at its next scheduled meeting. The Audit Committee reviews and establishes pre-approval fee amount thresholds for services to be provided by the independent registered public accounting firm as necessary. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent registered public accounting firm. All fiscal year 2007 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

During the fiscal years ended December 31, 2007 and 2006, Ernst & Young LLP, the Company’s independent registered public accounting firm, billed the Company the fees set forth below in connection with services rendered by the independent registered public accounting firm to the Company:

Fee Category	Fiscal year 2007	Fiscal year 2006
Audit Fees	$360,000	$423,000
Audit-Related Fees	—	25,000
Tax Fees	388,221	667,648
All Other Fees	31,100	1,500

TOTAL	$779,321	$1,117,148

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

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) Financial Statement Schedules. The information required by Schedule II, Valuation and Qualifying Accounts is included in Note 2 to the Consolidated Financial Statements. All other Financial Statement Schedules are not applicable.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibits

Pursuant to the terms of the Indenture dated as of June 21, 2005, among the Registrant, MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant is not required to provide the certifications contained in exhibits 31.1, 31.2, 32.1 and 32.2.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated March 7, 2005 by and among MCP-MSC Acquisition, Inc., MSC Acquisition, Inc. and its stockholders and warrantholders (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

2.2	First Amendment to Stock Purchase Agreement dated as of March 31, 2005 by and among MCP-MSC Acquisition, Inc., MSC Acquisition, Inc., HIG-MSC, Inc. and the Equityholders (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

3.1	Amended and Restated Certificate of Incorporation of MCP-MSC Acquisition, Inc. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

3.2	By-laws of MCP-MSC Acquisition, Inc. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

3.3	Articles of Incorporation of MSC-Medical Services Company (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

3.4	Amended and Restated Bylaws of MSC-Medical Services Company (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

3.5	Amended and Restated Certificate of Incorporation of MCP-MSC Acquisition, Inc. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 1, 2008)

4.1	Indenture dated as of June 21, 2005, by and among MSC-Medical Services Company, MCP-MSC Acquisition, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

4.2	Registration Rights Agreement dated as of June 21, 2005 by and among MSC-Medical Services Company, MCP-MSC Acquisition, Inc. and Banc of America Securities LLC J.P. Morgan Securities Inc. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

4.3	Purchase Agreement dated June 15, 2005 by and among MSC-Medical Services Company and MCP-MSC Acquisition, Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

4.4	Form of Senior Secured Floating Rate Note due 2011 (incorporated by reference to Exhibit 4.1 the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

4.5	Supplemental Indenture dated as of July 24, 2007 among MSC – Medical Services Company, MSC Billing, Inc., MCP – MSC Acquisition, Inc., and U.S. Bank National Association (the “Trustee”) (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 3, 2007)

4.6	Common stock Purchase Warrant January 28, 2008 among MCP-MSC Equity Investment, LLC and MCP-MSC Acquisition, Inc. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 1, 2008)

4.7	ZoneCareUSA of Delray, LLC Supplemental Indenture dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

4.8	ZoneCareUSA DME, LLC Supplemental Indenture dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

4.9	Speedy Re-Employment, LLC Supplemental Indenture dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

4.10	SelectMRI Acquisition, LLC Supplemental Indenture dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

4.11	ZoneCareUSA of Delray, LLC Second Lien Security Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

4.12	ZoneCareUSA DME, LLC Second Lien Security Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

4.13	Speedy Re-Employment, LLC Second Lien Security Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

4.14	SelectMRI Acquisition, LLC Second Lien Security Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.1	Stockholders Agreement dated as of March 31, 2005 among MCP-MSC Acquisition, Inc., Monitor Clipper Equity Partners II, L.P., Monitor Clipper Equity Partners II (NQP), L.P. and certain Other Investors (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.2	Roll-Over Stock Subscription Agreement dated as of March 31, 2005 among MCP-MSC Acquisition, Inc and Ronald Hofstetter (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.3	Stock Subscription Agreement dated as of March 31, 2005 among MCP-MSC Acquisition, Inc., Monitor Clipper Equity Partners II, L.P. and Monitor Clipper Equity Partners II (NQP), L.P. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.4	Coinvestor Stock Subscription Agreement dated as of March 30, 2005 among MCP-MSC Acquisition, Inc., A.S.F. Co-Investment Partners II, L.P., New York Life Capital Partners, II, L.P., The Northwestern Mutual Life Insurance Company, HarbourVest Partners VI—Direct Fund, L.P., GS Private Equity Partners 2002, L.P., GS Private Equity Partners 2002 Offshore Holdings L.P., GS Private Equity Partners 2002 Employee Fund, L.P., CSFB CPP Investment Board Co-Investment Fund, L.P., CFIG Co-Investors, L.P., and CSFB Co-Investment Program, L.P. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.5	MCP-MSC Acquisition, Inc. 2005 Stock Option Plan (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.6	Form of Nonstatutory Stock Option Granted Under MCP-MSC Acquisition, Inc. 2005 Stock Option Plan (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.7	Employment Agreement dated as of October, 2004 by and between MSC-Medical Services Company and Joseph Delaney (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.8	Amendment No. 1 to Employment Agreement dated as of March 31, 2005 by and between MSC-Medical Services Company and Joseph Delaney (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.9	Amended and Restated Employment Agreement dated as of March 31, 2005 by and between MSC-Medical Services Company, MCP-MSC Acquisition, Inc. and Robert Bunker (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.10	Employment Agreement dated as of June 1, 2005 by and between MSC-Medical Services Company and Craig Rollins (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.11	Revolving Credit Agreement dated as of March 31, 2005 among Mustang MSC-Florida Acquisition, Inc., MCP-MSC Acquisition, Inc., Bank Of America, N.A., the Other Lenders Party Hereto, and Banc Of America Securities LLC. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.12	First Lien Security Agreement dated as of March 31, 2005 from the Grantors referred to therein to Bank of America, N.A. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.13	Subsidiary Guaranty, dated as of March 31, 2005 from the Guarantors named therein and the Additional Guarantors referred to therein, as guarantors in favor of the Secured Parties referred to in the Revolving Credit Agreement referred to therein. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.14	Intellectual Property Security Agreement dated March 31, 2005, is made by the Persons listed on the signature pages hereof (collectively, the “Grantors”) in favor of Bank Of America, N.A., for the Secured Parties as defined in the Revolving Credit Agreement. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.15	Amendment No. 1 to the Revolving Credit Agreement dated as of May 12, 2005 among MSC-Medical Services Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto and Bank of America, N.A. as Administrative Agent. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.16	Amendment No. 2 to the Revolving Credit Agreement dated as of December 9, 2005 among MSC-Medical Services Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto and Bank of America, N.A. as Administrative Agent. (incorporated by reference to the Registrant’s Form S-4 Registration Statement filed with the Commission on March 31, 2006)

10.17	Employment Agreement dated as of March 31, 2006 between MSC—Medical Services Company and Patrick Dills. (incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 Registration Statement filed with the Commission on May 17, 2006)

10.18	Restricted Stock Agreement dated as of March 31, 2006 between MCP—MSC Acquisition, Inc. and Patrick Dills. (incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 Registration Statement filed with the Commission on May 17, 2006)

10.19	Standard Office Lease Dated As Of December 4, 2006 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on December 8, 2006)

10.20	Amendment No. 3 To The Revolving Credit Agreement dated as of December 14, 2006 (this “Amendment”) among MSC-Medical Services Company, a Florida corporation (the “Borrower”), MCP-MSC Acquisition, Inc., a Delaware corporation (“Holdings”), the banks, financial institutions and other lenders party hereto (collectively, the “Lenders”) and Bank of America, N.A. (“Bank of America”), as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on December 19, 2006 )

10.21	Amendment to Employment Agreement dated as of July 3, 2006 between Joseph P. Delaney and MSC – Medical Services Company (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 13, 2007)

10.22	Amended and Restated Employment Agreement dated as of March 7, 2007 between Joseph P. Delaney and MSC – Medical Services Company (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 13, 2007)

10.23	Restricted Stock Agreement dated as of March 7, 2007 between Joseph P. Delaney and MCP-MSC Acquisition, Inc. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 13, 2007)

10.24	Amendment to Employment Agreement dated as of March 7, 2007 between Patrick Dills, MCP-MSC Acquisition, Inc. and MSC – Medical Services Company (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 13, 2007)

10.25	Restricted Stock Agreement dated as of March 7, 2007 between Patrick Dills and MCP-MSC Acquisition, Inc. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 13, 2007)

10.26	Amended and Restated Employment Agreement, dated July 16, 2007, by and between the Company and Gary S. Jensen. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 20, 2007)

10.27	Security Agreement Supplement dated as of July 24, 2007 between MSC Billing, Inc. and Bank of America, N.A., as administrative agent. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 3, 2007)

10.28	Subsidiary Guaranty Supplement dated as of July 24, 2007 between MSC Billing, Inc. and Bank of America, N.A., as administrative agent. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 3, 2007)

10.29	Separation Agreement as of November 1, 2007 by and between the Company and Craig Rollins (incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on November 14, 2007)

10.30	Consulting Agreement dated as of December 31, 2007 between MSC - Medical Services Company and Gary Jensen. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on December 31, 2007)

10.31	Employment Agreement dated as of December 13, 2007 between MSC - Medical Services Company and Paul Bode (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 7, 2008)

10.32	Class A Common Stock Purchase Agreement dated as of January 28, 2008 among MCP-MSC Equity Investment, LLC and MCP-MSC Acquisition, Inc. (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 1, 2008)

10.33	Membership Interest Purchase Agreement dated as January 28, 2008 among MSC-Medical Services Company, Zonecare USA of Delray LLC, and the named members of ZoneCare (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 1, 2008)

10.34	Membership Interest Purchase Agreement dated as January 28, 2008 among MSC-Medical Services Company, Speedy Re-employment, LLC and named members of Speedy, LLC (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 1, 2008)

10.35	Asset Purchase Agreement dated as January 28, 2008 among SelectMRI Acquisition, LLC, SelectMRI, LLC and the named members of SelectMRI, LLC (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 1, 2008)

10.36	Amendment No. 4 to the Revolving Credit Agreement Amendment, dated as of January 18, 2008, among MSC-Medical Services Company, MCP-MSC Acquisition, Inc., the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 1, 2008)

10.37	ZoneCareUSA of Delray, LLC Security Agreement Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.38	ZoneCareUSA DME, LLC Security Agreement Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.39	Speedy Re-Employment, LLC Security Agreement Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.40	SelectMRI Acquisition, LLC Security Agreement Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.41	ZoneCareUSA of Delray, LLC Subsidiary Guaranty Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.42	ZoneCareUSA DME, LLC Subsidiary Guaranty Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.43	Speedy Re-Employment, LLC Subsidiary Guaranty Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.44	SelectMRI Acquisition, LLC Subsidiary Guaranty Supplement dated February 5, 2008 (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 8, 2008)

10.45	Employment Agreement dated as of March 10, 2008 between MSC—Medical Services Company and Robert DiProva (incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 12, 2008)

10.46*	Amended and Restated Employment Agreement dated as of November 1, 2006 by an among MSC – Medical Services Company and Mitch Freeman

10.47*	Employment Agreement dated as of December 2, 2004 by an among MSC – Medical Services Company and Linda Lane, as amended on March, 2005

14.1*	MSC – Medical Services Company Code of Business Conduct and Ethics

21.1*	List of Subsidiaries

99.1*	Audit Committee Charter

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Indenture dated as of June 21, 2005, among the Registrant, MCP-MSC Acquisition, Inc. and U.S. Bank National Association relating to the Senior Secured Floating Rate Notes Due 2011, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC–Medical Services Company

Date: March 31, 2008	By:	/s/ JOSEPH P. DELANEY
Joseph P. Delaney
President and Chief Executive Officer
(principal executive officer)

Date: March 31, 2008	By:	/s/ Thomas Moloney
Thomas Moloney, Chief Financial Officer (principal financial and accounting officer)