Form 10-Q
period 2008-03-31
MSC-Medical Services CO
filed 2008-05-15
CIK 1357234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2008

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

The registrant has no securities registered pursuant to Sections 12(b) or 12(g). The registrant files periodic reports under the Securities Exchange Act of 1934 solely to comply with requirements under that certain Indenture related to its Senior Secured Floating Rate Notes due 2011. The Indenture and form of note are filed with the Securities and Exchange Commission as part of the registrant's Registration Statement on Form S-4, amended as of May 17, 2006.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $1.00 par value per share	100 shares

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

•

the Company has a growing dependency on its outsourcing partner to provide systems and support staff and a failure to perform by the partner could adversely impact service and revenue as well as data reported in our financial statements;

•	the Company’s dependence on a limited number of large customers;

•	the Company’s ability to successfully restructure operations to remove operational and other costs associated with revenue declines due to the loss of a large customer;

•	the Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers;

•	continued consolidation within the healthcare industry may lead to increased competition;

•	the expansion of the multi-tiered pricing structure may place the Company at a competitive disadvantage;

•	the Company’s dependence on the availability of lower cost, multi-tiered pricing of products;

•	cost of goods sold may increase due to fuel surcharges from third parties;

•	the Company’s dependence on its ability to maintain good relations with customers and vendors;

•	the loss of any significant agreements or the renegotiation of terms and conditions of existing agreements;

•	the Company’s ability to hire and retain qualified sales representatives to continue its sales growth;

•	the Company’s ability to retain the services of senior management;

•	the Company’s failure to execute its business plan and strategies for growth;

•	failure to successfully integrate acquisitions, which may lead to loss of key customers, employees, and failure to reach the returns necessary to justify the investment;

•	the Company’s level of indebtedness, which may limit its ability to obtain financing in the future and may limit flexibility to react to market conditions;

•	tax legislative initiatives and potential interest and penalty exposure related to existing and future tax audits;

•	litigation and liability exposure for existing and potential claims;

•	failure to maintain an effective system of internal controls may impact the Company’s ability to accurately report its financial results;

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

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Part I – Financial Information

Item 1 – Consolidated Financial Statements

MSC-Medical Services Company

Condensed Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$9,075	$5,750
Accounts receivable, less allowance of $19,814 at March 31, 2008 and $19,553 at December 31, 2007	63,161	57,858
Income tax receivable	—	398
Other current assets	744	734
Current deferred income taxes	7,641	7,642

Total current assets	80,621	72,382

Property and equipment, net of accumulated depreciation of $8,452 at March 31, 2008 and $7,485 at December 31, 2007	8,600	8,034

Intangible assets:
Goodwill	218,620	196,091
Trademarks	16,500	15,700
Vendor contracts, net	17,776	18,053
Customer relationships, net	68,682	63,509
Non-competes, net	900	—

Total intangible assets	322,478	293,353

Other assets:
Deferred debt issuance costs, net	3,749	3,820
Other	8	154

Total other assets	3,757	3,974

Total assets	$415,456	$377,743

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Balance Sheets—Continued

(Dollars in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$18,620	$18,620
Accounts payable	13,960	6,328
Accrued expenses	42,140	39,205
Deferred revenue	366	373
Income taxes payable	152	—

Total current liabilities	75,238	64,526

Non-current liabilities:
Long-term debt, less current portion	149,208	149,145
Other liabilities	824	797
Deferred income taxes	18,511	20,865

Total non-current liabilities	168,543	170,807

Total liabilities	243,781	235,333
Stockholders’ equity:
Common stock, $1.00 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	248,876	216,090
Accumulated other comprehensive loss	(1,713)	(778)
Accumulated Deficit	(75,488)	(72,902)

Total stockholders’ equity	171,675	142,410

Total liabilities and stockholders’ equity	$415,456	$377,743

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net Revenue:
Pharmaceutical	$44,681	$45,952
Medical Products & Services	40,386	39,439

Total net revenue	85,067	85,391
Cost of Revenue:
Pharmaceutical	37,539	37,871
Medical Products & Services	30,536	30,280

Total cost of revenue	68,075	68,151

Gross profit	16,992	17,240

Operating expenses	12,401	11,810
Depreciation and amortization	3,246	2,931

Total expenses	15,647	14,741

Operating income	1,345	2,499
Interest expense	5,127	5,294

Loss before income tax benefit	(3,782)	(2,795)
Income tax benefit	1,196	1,051

Net loss	$(2,586)	$(1,744)

See notes to condensed financial statements.

MSC-Medical Services Company

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(2,586)	$(1,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	982	765
Amortization of intangibles	2,264	2,166
Amortization of debt issuance costs and debt discount	71	344
Provision for deferred income taxes	(1,780)	(1,051)
Provision for bad debts	1,690	2,134
Stock-based compensation	286	382
Changes in operating assets and liabilities:
Accounts receivable	(3,178)	(2,891)
Other current assets	214	(103)
Other non-current assets	163	—
Accounts payable & accrued expenses	4,742	(1,093)
Deferred revenue	(7)	27
Income taxes payable/receivable	550	(22)

Net cash provided by (used in) operating activities	3,411	(1,086)

Investing activities
Purchases of property and equipment	(848)	(617)
Acquisitions, net of cash acquired	(31,738)	—

Net cash used in investing activities	(32,586)	(617)

Financing activities
Capital contributions from parent	32,500	—

Net cash provided by financing activities	32,500	—

Net increase (decrease) in cash	3,325	(1,703)
Cash, beginning of period	5,750	6,101

Cash, end of period	$9,075	$4,398

See notes to condensed financial statements.

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

1. Summary of Significant Accounting Policies

Description of Business

MSC- Medical Services Company (the “Company” or “MSC”) is a provider of healthcare products and services for the workers’ compensation industry in the United States. The Company provides workers’ compensation payors, such as insurers and third-party administrators, with a quality alternative to the costly and time-consuming process of coordinating the logistics for the delivery of non-acute care needs to their claimants. MSC currently manages relationships with over 7,000 vendors, enabling it to provide over 20,000 healthcare products and services to workers’ compensation patients throughout the United States.

Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC rules and regulations for interim reporting. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position and consolidated results of operations for the periods indicated. All such adjustments are of a normal, recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Consolidated operating results for the interim period reported are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying fiscal year to date 2007 consolidated financial statements contained in this Quarterly Report on Form 10-Q include the activities of the Company’s new wholly owned subsidiaries as discussed below. All intercompany transactions have been eliminated in consolidation.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

Included in the allowance for doubtful accounts are provisions for sales allowances totaling $0.6 million at March 31, 2008 and $0.4 million at March 31, 2007.

Bad debt expense for the three months ended March 31, 2008 and 2007 was approximately $1.7 million and $2.1 million, respectively.

Impairment of Long-Lived Assets

Goodwill represents the excess purchase price paid over net assets acquired resulting from the application of the purchase method of accounting. Goodwill is tested annually for impairment.

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company performed its annual impairment review of goodwill and trademarks as of the measurement date, October 31, for fiscal year 2007, which indicated that goodwill and trademarks were impaired. Goodwill of $40.1 million and trademarks of $8.4 million were charged to expense in the fourth quarter of 2007. No impairment indicators were noted during the three months ended March 31, 2008 and 2007.

The Company evaluates its long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recognized in the three months ended March 31, 2008 or 2007.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2 Effective Date of FASB Statement No. 157 (FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which became effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. The Company did not elect to apply the fair value option.

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

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. The Company will adopt the provisions of this pronouncement effective as of January 1, 2009 since it is prospective only.

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS 161 and has not yet determined the impact of adoption.

2. Acquisitions

On January 28, 2008, the Company acquired 100% of the outstanding membership interests of ZoneCare USA of Delray, LLC, a Florida limited liability company (“ZoneCare”), and Speedy Re-employment, LLC, a Florida limited liability company (“Speedy”), and substantially all of the assets of SelectMRI, LLC, a Florida limited liability company (“Select MRI” and together with ZoneCare and Speedy, the “Acquisition Entities”) for $25,000,000, $7,000,000, and $500,000, respectively, paid in cash subject to escrows and holdbacks. In connection with the purchase of the assets of SelectMRI, the Company formed a wholly-owned subsidiary, SelectMRI Acquisition, LLC, a Delaware limited liability company (“Select Acquisition”), which actually acquired the assets of SelectMRI. The purchase of the Acquisition Entities was funded through a combination of equity instruments issued to investors by MCP-MSC Acquisition (the “Parent’’). The equity instruments consisted of 32,500,000 Class A Common shares and 6,605,366 warrants issued at a par value of .001 for each share and warrant. The proceeds from the sale of each share amounted to .88 per share and .57 per warrant. The funds generated through the issuance were pushed down by the Parent to the Company to purchase the Acquisition Entities, which are now wholly owned subsidiaries of the Company.

The purchase of ZoneCare expands the Company’s presence in the Medical Products and Services market, primarily in transportation and translation services. The purchase of Speedy provides the addition of Medicare Set-aside (MSA) services to existing MSC pharmaceutical customers as well as customers acquired through the Speedy acquisition. Medicare Set-aside services are services provided to clients to determine that the workers’ compensation cases are handled in accordance with the Medicare Secondary Payer laws and that appropriate amounts are set aside and reported to Medicare. The purchase of SelectMRI expands the Company’s current service offerings in the Medical Products and Services product line by providing diagnostic imaging services to new and existing customers.

The total purchase price of the acquisition entities is as follows:

Cash paid for ZoneCare and subsidiaries	$25,000
Cash paid for Speedy	7,000
Cash paid for SelectMRI	500
Transaction costs	407

$32,907

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

The purchase price of the acquisition entities is allocated as follows:

Cash	$1,169
Accounts receivable	3,817
Other current assets	241
Property and equipment	698
Goodwill	22,529
Customer relationships	6,800
Trademarks	800
Vendor contracts	360
Non-competes	900
Liabilities assumed	(4,407)

$32,907

The allocation of the purchase price to intangible assets is based on preliminary valuations. The Company is still assessing the economic characteristics of certain customer relationships and other intangible assets. The Company expects to complete this assessment during the second quarter of 2008 and will adjust the amounts recorded as of June 30, 2008 to reflect our revised evaluations.

All liabilities assumed in the acquisition are classified as current liabilities as they relate to ongoing business operations.

The following table summarizes the pro forma results for the periods ending March 31, 2008 and 2007, respectively, as if the acquisition occurred on January 1, 2008 and 2007, respectively:

	2008	2007
Total revenues	$87,163	$92,160
Operating income	$1,091	$3,081
Net loss	$(2,264)	$(884)

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to retrospectively apply certain MSC accounting policies to the results of the acquisition entities. The unaudited pro forma results are not indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period or of future results.

3. Stock Based Compensation

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

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

Activity relative to the Company’s common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Intrinsic Value ($ in 000’s)
Options outstanding at December 31, 2007	30,028,610	$1.35	7.75	$1,750
Options granted – time vesting	7,101,339	$1.50
Options granted – performance vesting	3,550,670	$1.50
Options forfeited	(4,308,419)	$(1.49)

Options outstanding at March 31, 2008	36,372,200	$1.38	8.19

Exercisable at March 31, 2008	16,084,126	$1.10	7.29	$832

Two-thirds of options granted vest over a three-year period, with an exercise price ranging from $1.00 to $3.00. The remaining one-third vest only upon change in control and also have exercise prices ranging from $1.00 to $3.00. Any portion of the stock options not then vested shall immediately vest. The 16.1 million vested shares at March 31, 2008 have exercise prices between $0.29 and $3.00.

The fair value of options granted during the three months ended March 31, 2008 was approximately $0.3 million and is expected to be expensed over a period of 36 months.

The estimated fair value of each option is calculated using the Black-Scholes option pricing model. The assumptions used for calculating fair value of grants issued during the three months ended March 31, 2008 varied in range as follows: expected life of 2.5 years, risk-free interest rate of 1.8% – 3.1%, expected volatility of 33.1% – 37.0% and no expected dividend yield.

An estimated expected life of 3 years before exercise was used for the grants during the three months ended March 31, 2008, based on the typical investment holding period of the shareholder with a controlling interest in MSC. A targeted holding period range of three to six years is cited in Monitor Clipper Equity Partners II, L.P. Private Placement Memorandum at which time all shares would be expected to be vested and then exercised. Implicit in this assumption is that option-holders would not likely exercise before a transaction date as they would become the holders of minority interest shares subject to marketability discounts should they wish to sell their shares. The expected change in control will likely provide a liquidity event for option-holders.

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

Activity relative to the Company’s restricted stock is as follows:

	Number of Shares	Fair value at grant date
Restricted shares outstanding at December 31, 2007	1,150,000	$.85
Issued/Vested	483,333	$.85

Restricted shares outstanding at March 31, 2008	666,667	$.85

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

4. Comprehensive Loss

Comprehensive loss represents all changes in equity of the enterprise that results from recognized transactions and other economic events during the period. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the Company’s interest rate swap. The following table details the components of comprehensive (loss) for the periods presented.

	Three Months Ended March 31,
	2008	2007
	($ in 000’s)
Net loss	$(2,586)	$(1,744)
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swap, net of tax	(935)	(256)

Comprehensive loss	$(3,521)	$(2,000)

5. Commitments and Contingencies

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

6. Income Taxes

The Company’s effective income tax rate for the quarter ended March 31, 2008 decreased 6.2% to 31.4%, which was primarily the result of a $0.2 million correction to deferred tax liabilities.

As of March 31, 2008, the unrecognized tax benefit amount recorded was $0.1 million of which $0.1 would affect income tax expense if recognized.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2008, the Company did not recognize interest or penalties associated with any unrecognized tax benefits in the statement of operations. It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months.

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

The Company has not presented separate financial statements for the Guarantor because it has deemed that such financial statements would not provide investors with any material additional information. Included in the tables below are the consolidating balance sheets as of March 31, 2008 and December 31, 2007, the consolidating statements of operations for the three months ended March 31, 2008 and 2007, and consolidating statements of cash flows for the three months ended March 31, 2008 and 2007 of: (a) the Parent (Guarantor), (b) the Company, (c) elimination entries necessary to consolidate the Parent with the Company, and (d) the consolidated company, MCP–MSC Acquisition, Inc.

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

On January 28, 2008, the Parent issued 32,500,000 Class A Common shares and 6,605,366 warrants in connection with the acquisitions of ZoneCare, Speedy, and Select (See Footnote No. 2 of the Notes to the Condensed Consolidated Financial Statements for discussion of the acquisitions). The shares and warrants each were issued at a $.001 par value and generated $32.5 million in combined proceeds. The Class A Common shares have preference in terms of dividends and liquidation rights. Each share pays cumulative dividends at a rate of 20% per share, per annum on a quarterly basis. Each warrant is exercisable at $.01 per share (adjusted for stock splits, business combinations, etc.) for one share of the Parent’s common stock. Each warrant expires at the earlier of (a) 2018, (b) the consummation of an Initial Public Offering, or (c) a change in control.

MCP-MSC Acquisition, Inc.

Condensed Consolidating Balance Sheets

	March 31, 2008				December 31, 2007
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except share data)				(Dollars in thousands except share data)
Assets
Current assets:
Cash	$—	$9,075	$—	$9,075	$—	$5,750	$—	$5,750
Accounts receivable, net	—	63,161	—	63,161	—	57,858	—	57,858
Income tax receivable	—	—	—	—	—	398	—	398
Other current assets	—	744	—	744	—	734	—	734
Deferred income taxes	5,497	7,641	—	13,138	—	7,642	—	7,642

Total current assets	5,497	80,621	—	86,118	—	72,382	—	72,382

Property and equipment, net	—	8,600	—	8,600	—	8,034	—	8,034

Intangible assets:
Goodwill	—	218,620	—	218,620	—	196,091	—	196,091
Trademarks	—	16,500	—	16,500	—	15,700	—	15,700
Vendor contracts	—	17,776	—	17,776	—	18,053	—	18,053
Customer relationships, net	—	68,682	—	68,682	—	63,509	—	63,509
Non-competes, net	—	900	—	900	—	—	—	—

Total intangible assets	—	322,478	—	322,478	—	293,353	—	293,353

Other assets:
Investment in consolidated subsidiary	171,675	—	(171,675)	—	142,410	—	(142,410)	—
Deferred debt issuance costs, net	533	3,749	—	4,282	560	3,820	—	4,380
Deferred income taxes/other	—	8	—	8	4,944	154	—	5,098

Total other assets	172,208	3,757	(171,675)	4,290	147,914	3,974	(142,410)	9,478

Total assets	$177,705	$415,456	$(171,675)	$421,486	$147,914	$377,743	$(142,410)	$383,247

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP-MSC Acquisition, Inc.

Condensed Consolidating Balance Sheets - Continued

	March 31, 2008				December 31, 2007
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands except share data)				(Dollars in thousands except share data)
Liabilities and stockholders’ equity

Current liabilities:
Short-term debt	$—	$18,620	$—	$18,620	$—	$18,620	$—	$18,620
Accounts payable	—	13,960	—	13,960	—	6,328	—	6,328
Accrued expenses	2,325	42,140	—	44,465	918	39,205	—	40,123
Deferred revenue	—	366	—	366	—	373	—	373
Income taxes payable	—	152	—	152	—	—	—	—

Total current liabilities	2,325	75,238	—	77,563	918	64,526	—	65,444

Non-current liabilities:
Long-term debt	41,311	149,208	—	190,519	41,311	149,145	—	190,456
Other liabilities	—	824	—	824	—	797	—	797
Deferred income taxes	—	18,511	—	18,511	—	20,865	—	20,865

Total non-current liabilities	41,311	168,543	—	209,854	41,311	170,807	—	212,118

Total liabilities	43,636	243,781	—	287,417	42,229	235,333	—	277,562
Stockholders’ equity:
Common stock, $0.001 par value; 234,000,000 shares authorized; 181,375,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	185	—	—	185	185	—	—	185

Class A Common stock, $0.001 par value; 35,000 shares authorized; 32,500,000 and no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	33	—	—	33	—	—	—	—

Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—	—	—	—	—	—	—

Warrants	6	—	—	6	—	—	—	—
Additional paid-in capital	219,782	248,876	(248,876)	219,782	187,035	216,090	(216,090)	187,035
Accumulated other comprehensive income	(1,713)	(1,713)	1,713	(1,713)	(778)	(778)	778	(778)
Accumulated deficit	(84,224)	(75,488)	75,488	(84,224)	(80,757)	(72,902)	72,902	(80,757)

Total stockholders’ equity	134,069	171,675	(171,675)	134,069	105,685	142,410	(142,410)	105,685

Total liabilities and stockholders’ equity	$177,705	$415,456	$(171,675)	$421,486	$147,914	$377,743	$(142,410)	$383,247

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP - MSC Acquisition, Inc.

Condensed Consolidating Statement of Operations

For the three months ended

	March 31, 2008				March 31, 2007
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Net revenue	$—	$85,067	$—	$85,067	$—	$85,391	$—	$85,391
Cost of revenue	—	68,075		68,075	—	68,151	—	68,151

Gross profit	—	16,992	—	16,992	—	17,240	—	17,240
Operating expenses	—	12,401	—	12,401	—	11,810	—	11,810
Depreciation and amortization	—	3,246	—	3,246	—	2,931	—	2,931

Total expenses	—	15,647	—	15,647	—	14,741	—	14,741

Operating income	—	1,345	—	1,345	—	2,499	—	2,499
Equity in loss of consolidated subsidiary	(2,586)		2,586	—	(1,744)		1,744	—
Other (expense) income:
Interest expense	1,434	5,127	—	6,561	1,284	5,294	—	6,578

Loss before income tax benefit	(4,020)	(3,782)	2,586	(5,216)	(3,028)	(2,795)	1,744	(4,079)
Income tax benefit	553	1,196	—	1,749	482	1,051	—	1,533

Net loss	$(3,467)	$(2,586)	$2,586	$(3,467)	$(2,546)	$(1,744)	$1,744	$(2,546)

MSC-Medical Services Company

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Dollar amounts in thousands except per share data, unless otherwise stated)

MCP-MSC Acquisition, Inc.

Consolidating Statement of Cash Flows

For the three months ended

	March 31, 2008				March 31, 2007
	(Parent)	(Subsidiary)	Eliminations	Consolidated	(Parent)	(Subsidiary)	Eliminations	Consolidated
	(Dollars in thousands)				(Dollars in thousands)
Operating activities
Net loss	$(3,467)	$(2,586)	$2,586	$(3,467)	$(2,546)	$(1,744)	$1,744	$(2,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of consolidated subsidiary	2,586	—	(2,586)	—	1,744	—	(1,744)	—
Depreciation	—	982	—	982	—	765	—	765
Amortization of intangibles	—	2,264	—	2,264	—	2,166	—	2,166
Amortization of debt issuance costs and debt discount	143	71	—	214	62	344	—	406
Provision for deferred income taxes	2,145	(1,780)	—	365	(482)	(1,051)	—	(1,533)
Provision for bad debts	—	1,690	—	1,690	—	2,134	—	2,134
Stock-based compensation	—	286	—	286	—	382	—	382
Changes in operating assets and liabilities:
Accounts receivable	—	(3,178)	—	(3,178)	—	(2,891)	—	(2,891)
Other current assets	—	214	—	214	—	(103)	—	(103)
Other non-current assets	—	163	—	163	—	—	—	—
Accounts payable & accrued expenses	(1,407)	4,742	—	3,335	1,222	(1,093)	—	129
Deferred revenue	—	(7)	—	(7)	—	27	—	27
Income taxes payable/receivable	—	550	—	550	—	(22)	—	(22)

Net cash provided by (used in) operating activities	—	3,411	—	3,411	—	(1,086)	—	(1,086)

Investing activities
Purchases of property and equipment	—	(848)	—	(848)	—	(617)	—	(617)
Acquisitions, net of cash acquired	—	(31,738)	—	(31,738)	—	—	—	—

Net cash used in investing activities	—	(32,586)	—	(32,586)	—	(617)	—	(617)

Financing activities
Capital contribution from Parent company	(32,500)	32,500	—	—	—	—	—	—
Issuance of Class A Common Stock	28,717		—	28,717	—	—	—	—
Issuance of warrants	3,783		—	3,783	—	—	—	—

Net cash provided by financing activities	—	32,500	—	32,500	—	—	—	—

Net increase (decrease) in cash	—	3,325	—	3,325	—	(1,703)	—	(1,703)
Cash, beginning of period	—	5,750	—	5,750	—	6,101	—	6,101

Cash, end of period	$—	$9,075	$—	$9,075	$—	$4,398	$—	$4,398

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements and related notes included elsewhere in this report, as well as the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC. In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described under the heading “Forward-Looking Statements” of this Form 10-Q and under the heading “Risk Factors” included in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

MSC – Medical Services Company (the “Company”, “we”, “us” or “our”) is one of the largest procurement providers, based on its knowledge of the industry, of health care products and services to workers’ compensation payors in the United States. We coordinate the delivery of these products and services from our vendor network to workers’ compensation patients on behalf of our customers, which include payors such as insurers and third party administrators.

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

We have identified two distinct product lines consisting of Pharmaceutical products, comprised primarily of prescription medication, and Medical Products and Services, which describes all other components of revenue. In our Pharmaceuticals product line, revenue per patient reflects costs of new and existing medications, drug prescribing patterns and drug utilization controls, for example, generic substitution as well as fees for medicare set-aside or “MSA” services. In our Medical Products and Services product line, revenue per patient is largely driven by the nature and quantity of products and services used by patients and the prices we are able to charge our customers for the provision of such products and services.

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

Cost of Revenue. Cost of revenue consists of payments to vendors for delivery of products and services, customer service representative costs, inventory carrying costs and shipping costs. In our Pharmaceuticals product line, cost of revenue also includes credits for vendor rebates, as well as costs related to other service providers (e.g. retail card distributor and MSA). We negotiate prices for the provision of services and products with vendors in our network. In many cases, prices are pre-negotiated under a contract or pre-agreed price list with vendors. Prior to procuring products or services, we typically obtain written or verbal authorization and pricing approval from customers to minimize reimbursement risk. We also typically finalize the cost of products and services with our vendors before delivery.

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

Significant customers. For the three months ended March 31, 2008, our largest customer, Sedgwick Claims Management Services, Inc., and its affiliates, accounted for approximately 17.0% of our billings for the period versus 9.8% for the three months ended March 31, 2007. Billings to our top ten customers for the three month period ended March 31, 2008 represented 43% of total billings for this period and 49% for the three months ended March 31, 2007.

Operating Expenses. Operating expenses include cash compensation, as well as non-cash compensation associated with stock compensation, other costs associated with our sales force and general and administrative expenses, including expenses related to information technology, accounting, human resources, travel, professional fees, corporate overhead and bad debt expenses.

Results of Operations

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007.

Total Revenue

	For the Three Months Ended March 31,
	(dollars in thousands)
	2008	2007	Increase (Decrease)	Percent Change
Pharmaceutical	$44,681	$45,952	$(1,271)	(2.8)%
Medical Products and Services	$40,386	$39,439	$947	2.4%

Total Net Revenue	$85,067	$85,391	$(324)	(.3)%

This overall decrease in revenue resulted from the loss of the Liberty Mutual PBM Agreement and the loss of a non-contracted ancillary customer, partially offset by additional revenue generated by acquisitions during the quarter as well as new customer wins in the fourth quarter of 2007 and in the current quarter.

Excluding the impact of the recent acquisitions, during the three months ended March 31, 2008, we served 4.0% fewer individual patients as compared to the same period in 2007. This decline in patients served is primarily the result of the loss of the Liberty Mutual PBM Agreement and the loss of a non-contracted ancillary customer.

Pharmaceutical Revenue

	For the Three Months Ended March 31,
	2008	2007	Increase (Decrease)	Percent Change
	(dollars in thousands)
Pharmacy Benefit Management Services	$42,231	$43,396	$(1,165)	(2.7)%
Mail Order Services	$1,974	$2,556	$(582)	(22.8)%
MSAs	$476	$0	$476

Total Net Revenue	$44,681	$45,952	$(1,271)	(2.8)%

The decrease in Pharmacy Benefit Management Services revenue for the three month period ended March 31, 2008, as compared to the same period in 2007, is due primarily to the impact of the loss of the Liberty Mutual PBM Agreement in 2007, which was partially offset by new PBM customers as well as MSA revenue from the Speedy acquisition. Excluding the loss of the Liberty Mutual PBM Agreement, PBM revenue increased by 23% for the period ending March 31, 2008 as compared to the same period of the prior year. The overall decline is also partially attributable to the decline in customer claims volume, which is partially offset by the increase in the Company’s share of these claims. The decline in Mail Order Services revenues period over period was due primarily to attrition of long-term mail order patients who have been in the mail order program since the inception of our retail pharmaceutical services program, combined with a shift in the focus of management toward driving retail pharmacy network penetration. All of these factors combined have resulted in less mail order conversion opportunities despite the economic benefit to the customer. The addition of MSA revenue in the first quarter of 2008 is due solely to the acquisition of Speedy on January 27, 2008 as the related revenue is attributable to the partial period from January 28, 2008 through March 31, 2008.

Total prescription fills decreased by 2.5% for the three months ended March 31, 2008 as compared to the same period in 2007 due primarily to the loss of the Liberty Mutual PBM Agreement, which was partially offset by new customers. Excluding the loss of the Liberty Mutual PBM Agreement, total prescription fills increased by 25.8%.

Excluding the revenue generated from ZoneCare, first quarter PBM revenue decreased $1.7 million compared to the same period in 2007 primarily due to the loss of the Liberty Mutual PBM Agreement, which was offset by new customers; the decrease in revenue reflects a decline related to prescription fills of $1.1 million, and a shift in mix from brand to generic of $1.4 million, partially offset by the impact of favorable pricing of $0.8 million.

The shift to generic fills is due primarily to industry-wide carrier initiatives that specify a generic fill if available. Generic prescription fills, when compared to Brand, typically result in lower revenue, but higher margin for the Company. Generic fills as a percent of total fills was 69.4% of all fills for the three months ended March 31, 2008 versus 67.2% as compared to the same period in 2007.

Medical Products and Services Revenue

	For the Three Months Ended March 31,
	(dollars in thousands)
	2008	2007	Increase (Decrease)	Percent Change
Medical Products	$21,281	$23,716	$(2,435)	(9.9)%
Medical Services	$19,105	$15,723	$3,382	21.5%

Total Net Revenue	$40,386	$39,439	$947	2.4%

The increase in total Medical Products and Services revenue is primarily due to an increase in Medical Services due to the addition of revenue from ZoneCare which was offset by the decline in Medical Products revenue as a result of the loss of a non-contracted ancillary customer in mid-2007. The non-contracted ancillary customer accounted for approximately $2.8 million of revenue for the period ended March 31, 2007. The acquisition of Speedy contributed $3.7 million of Medical Services revenue from the date of acquisition through the end of the quarter.

Total orders decreased by approximately 1.1% while the average billing per order increased 3.3% for the period ended March 31,

2008 when compared to the same period of the prior year. Excluding the acquisition of ZoneCare, total orders decreased by fifteen thousand, whereas billings per order increased by 9.4% for the period ended March 31, 2008 when compared to the same period of the prior year. The decline in orders is primarily the result of the loss of the non-contracted ancillary customer as discussed previously.

Cost of Revenue

	For the Three Months Ended March 31,
	(dollars in thousands)
	2008	2007	Increase (Decrease)	Percent Change
Pharmaceutical	$37,539	$37,871	$(332)	(0.9)%
Medical Products and Services	$30,536	$30,280	$256	0.8%

Total Cost of Revenue	$68,075	$68,151	$(76)	(0.1)%

Cost of revenue, as a percentage of revenue, was 80.0% for the three month period ended March 31, 2008, an increase of 0.2% as compared to the same period in 2007. This increase as a percentage of revenue is primarily due to the decrease in pharmaceutical margin offsetting the improvement in Medical Products and Services driven by the acquisitions earlier this year.

Pharmaceutical cost of revenue decreases are a result of decreases in the total number of prescription fills for the three month period offset by an increase in the average cost per fill which increased 3.0% per fill, for the three months ended March 31, 2008 as compared to the same period in 2007. The overall decrease in PBM margin as a percentage of revenue is due to the average increase in cost per fill of 3.0% whereas average revenue per fill remained flat when compared to the same period in 2007.

Medical Products and Services cost of revenue increases are primarily a result of increased revenue. Medical Products and Services gross margin was 24.4% for the three month period ended March 31, 2008, an absolute improvement of 1.2%, as compared to the same period in 2007. The improvement in Medical Products and Services gross margin is associated with revenue growth in higher margin product and service lines combined with favorable vendor pricing actions. Specifically, the acquisitions in the first quarter of fiscal 2008 add revenue from predominantly higher margin product lines such as transportation and translation, which has positively affected the overall product mix.

Operating Expenses. Total operating expenses of $12.4 million include $1.0 million of operating expenses relating to acquired entities in the first quarter of 2008 as compared to $11.8 million of operating expenses for the same period in 2007. Excluding the acquired entities, operating expenses decreased $0.4 for the three months ended March 31, 2008 as compared to the same period in 2007. The $0.4 million decrease is primarily attributable to a $0.4 million decrease in bad debt expense and a $0.1 million decrease in personnel costs from a reduction in headcount, which was partially offset by a $0.1 increase in rent related to the new corporate facility. The $1.0 operating expenses of the acquired entities include $0.7 million of personnel expenses, $0.1 million of rent expense, and $0.2 of general office expenses.

Bad debt expense, which is included as a component of operating expense, was $1.7 million in the three months ended March 31, 2008 as compared with $2.1 million in the same period in 2007. This decrease is due to improved collections as a result of process improvement initiatives.

Depreciation and Amortization. For the three month period ended March 31, 2008, depreciation and amortization amounted to $3.2 million as compared to $2.9 million in the same period in 2007. The increase over the three month period in the prior year is due to the increase in capitalized leasehold improvements during the third quarter of 2007 related to the new leased facility as well as the amortization of the intangible assets acquired during the quarter.

Operating Income. For the three month period ended March 31, 2008, operating income decreased to $1.5 million when compared to $2.4 million in the same period last year, primarily due to: (a) the loss of the Liberty Mutual PBM Agreement (b) the loss of a non-contracted ancillary customer and (c) increase in PBM costs, which is partially offset by: (a) additional new customers and (b) the additional margin added from the recent acquisitions.

Interest Expense. Interest expense decreased by $0.2 million for the three month period ended March 31, 2008 as compared to the same period in 2007. The decrease in interest expense is a result of a decrease in the LIBOR rate of approximately 230 basis points, which primarily affects the debt not associated with the interest rate swap.

Income Tax Benefit. For the three month period ended March 31, 2008, the income tax benefit increased $0.1 million as compared to the same period in 2007, as a result of the higher pre-tax loss as well as the $0.2 million adjustment described in Footnote No. 6 of the Notes to the Condensed Consolidated Financial Statements. We currently expect to be able to utilize the tax benefit through the reversal of deferred tax liabilities in future periods. However, continuing operating losses may result in the inability to use some or all of the Company’s tax benefits.

Liquidity and Capital Resources

Operating activities provided $3.5 million of cash flow for the three month period ended March 31, 2008 compared to a use of $1.1 million in the same period in 2007. The increase in cash provided by operating cash flow activities is due primarily to an increase in accounts payable and accrued expenses of approximately $4.8 million as compared to a decrease of $1.1 million for the same period in the prior year, which was partially offset by a net loss of $2.5 million as compared to a net loss of $1.7 million for the same period in the prior year. Day’s sales outstanding (“DSO”) was 67 days for the three month period ended March 31, 2008, as compared to 68 days for the three months ended December 31, 2007 and 66 days for the three months ended March 31, 2007.

Investing activities used cash of $32.6 million in the three month period ended March 31, 2008 as compared to $0.6 million for the same period in 2007. The increase in cash used is due to the acquisitions of ZoneCare, Speedy, and Select, which used $31.8 million net of cash acquired. Capital expenditures of $0.8 million were incurred in the three month period ended March 31, 2008 as compared to $0.6 million in the same period in 2007. Capital expenditures incurred in the three months ended March 31, 2008 as well as the same period in the prior year predominately related to software development costs and computer equipment improvements.

Cash provided by financing activities related to the acquisitions described above. $32.6 million was contributed by the parent to fund the acquisitions of ZoneCare, Speedy, and SelectMRI during the three month period ended March 31, 2008. There were no cash transactions related to financing activities for the three month period ended March 31, 2007.

Our senior secured revolving credit facility consists of a $40 million revolving loan, subject to a borrowing base test. Based on the covenant levels under the senior secured revolving credit facility, we had, as of March 31, 2008, $9.4 million of available borrowing capacity under the revolving credit facility, a $5.3 million increase from December 31, 2007, and had no additional borrowings on its revolving line of credit during the three month period ended March 31, 2008.

The senior secured revolving credit facility is guaranteed by the Parent, and secured by a first priority lien on substantially all of the Company’s and the Parent’s current and future assets, including all of the capital stock of the Company.

We believe that, based on current levels of operations and anticipated growth, cash from operations, together with other available sources of liquidity, including borrowings available under our senior secured revolving credit facility, will be sufficient to fund operations, anticipated capital expenditures and required payments on our debt for at least the next 12 months. In connection with our borrowings, we made interest payments totaling $5.1 million in the three month period ended March 31, 2008. Our available sources of liquidity are dependent upon future operating performance, which, in turn, is subject to factors beyond our control, including the conditions of the workers’ compensation industry. The Company cannot assure that its business will generate cash from operations, or that it will be able to obtain financing from other sources, sufficient to satisfy its debt service or other requirements.

As of March 31, 2008, the Company was compliant with all debt covenants.

Critical Accounting Estimates and Policies

There has been no change in the Company’s Critical Accounting Estimates and Policies, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has long term contractual obligations that were summarized in a table of aggregate contractual obligations in our Form 10-K for fiscal year ended December 31, 2007. There have been no material changes to those obligations since December 31, 2007.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Due to the significant amount of indebtedness that we have incurred in connection with the Transactions, we are exposed to interest rate risk. Pursuant to the terms of our senior secured revolving credit facility, we are required to enter into interest rate swap contracts such that at least 50% of all of our and our parent’s indebtedness is subject to fixed interest rate protection. Based on our current hedging positions, under which we have secured a fixed rate for over 50% of our indebtedness, and outstanding debt at March 31, 2008, a 1% increase in interest rates would result in an increase in interest expense of $0.4 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely decided, would have a material adverse effect on our financial position or results of operations.

Item 1A – Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any sales of unregistered equity securities during the first quarter of 2008. See Note 2 to the Notes to Condensed Consolidated Financial Statements in this report for sales of equity securities by the Company’s Parent in connection with the Company’s acquisitions during the first quarter of 2008.

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

MSC–Medical Services Company

Date: May 15, 2008	By:	/s/ JOSEPH P. DELANEY
Joseph P. Delaney
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2008	By:	/s/ ROBERT A. DIPROVA
Robert A. DiProva, Chief Financial Officer
(principal financial and accounting officer)